Form 10-Q
period 2010-03-31
China Intelligent Lighting & Electronics, Inc.
filed 2010-05-17
CIK 1421525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 000-53018

China Intelligent Lighting and Electronics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	26-1357819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 29 & 31, Huanzhen Road
Shuikou Town, Huizhou, Guangdong, People’s Republic of China 516005
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

86-0752-3138511
 (COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 9,893,704 as of May 12, 2010 (excluding 790,358 shares underlying outstanding warrants exercisable at $0.0002 per share).

CHINA INTELLIGENT LIGHTING AND ELECTRONICS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

INDEX

				Page
Part I	Financial Information

	Item 1.	Financial Statements

		a)	Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	3

		b)	Consolidated Statements of Income for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	4

		c)	Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended March 31, 2010 Statements of Comprehensive Income for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	5

		d)	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	6

		e)	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	7

		f)	Notes to Consolidated Financial Statements (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		26

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		34

	Item 4.	Controls and Procedures		35

Part II	Other Information

	Item 1.	Legal Proceedings		36

	Item 1A.	Risk Factors		36

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds		59

	Item 3.	Default Upon Senior Securities		59

	Item 4.	Removed and Reserved		59

	Item 5.	Other Information		60

	Item 6.	Exhibits		60

Signatures				61

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Balance Sheets
(In US Dollars)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,609,277	$469,341
Trade receivables, net	14,861,699	13,424,362
VAT refundable	384,225	168,765
Inventories, net	3,897,755	3,923,533
Prepaid expenses and other receivables	3,512	-
Advances to suppliers	1,947,281	2,369,134
Restricted cash	352,106	352,051
Total current assets	24,055,855	20,707,186
Property and equipment, net	3,358,436	3,450,745
Total Assets	$27,414,291	$24,157,931

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable - trade	$3,619,945	$3,579,095
Accrued liabilities and other payable	619,825	1,224,359
Customer deposits	358,283	148,757
Corporate tax payable	232,625	372,275
Short-term loan	850,924	938,802
Total current liabilities	5,681,602	6,263,288

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, 0 shares outstanding at March 31, 2010
and December 31, 2009	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
9,893,704 and 7,097,748 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	989	710
Additional paid-in capital	4,389,866	1,389,163
Accumulated other comprehensive income	681,680	716,048
Statutory reserves	2,201,627	2,201,627
Retained earnings (unrestricted)	14,458,527	13,587,095
Total stockholders' equity	21,732,689	17,894,643
Total Liabilities and Stockholders' Equity	$27,414,291	$24,157,931

The accompanying notes are an integral part of these consolidated financial statements.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In US Dollars)

	For the Three Months Ended
	March 31,
	2010	2009
Revenue	$14,857,193	$11,987,437
Cost of Goods Sold	(11,458,652)	(9,449,867)
Gross Profit	3,398,541	2,537,570

General and administrative
Selling expenses	626,854	550,961
General and administrative	1,333,847	220,442
Research and development	280,726	104,205
Total operating expenses	2,241,427	875,608
Income from operations	1,157,114	1,661,962

Other income (expenses):
Interest income	239	1,061
Interest expense	(12,042)	-
Total other (expenses) income	(11,803)	1,061

Income before income taxes	1,145,311	1,663,023
Income taxes	(273,879)	(203,595)
Net income	$871,432	$1,459,428

Earnings per share - basic	$0.09	$0.21

Weighted-average shares outstanding, basic	9,458,778	7,097,748

Earnings per share - diluted	$0.09	$0.21

Weighted-average shares outstanding, diluted	10,126,191	7,097,748

The accompanying notes are an integral part of these consolidated financial statements.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the three months ended March 31, 2010
(Unaudited)
(In US Dollars)

				Accumulated
			Additional	Other		Retained	Total
	Common Stock		Paid-in	Comprehensive	Statutory	Earnings	Stockholders'
	Share	Amount	Capital	Income	Reserves	(Unrestricted)	Equity

Balance at December 31, 2009	7,097,748	$710	$1,389,163	$716,048	$2,201,627	$13,587,095	$17,894,643
Retain of 1,418,001 shares held by original SRKP 22 shareholders	1,418,001	142	(142)	-	-	-	-

Issuance of 1,377,955 shares at $2.54 per share in private placement, net of offering costs	1,377,955	137	3,000,845	-	-	-	3,000,982
Foreign currency translation adjustment	-	-	-	(34,368)	-	-	(34,368)
Net income for the three months ended March 31, 2010	-	-	-	-	-	871,432	871,432
Balance at March 31, 2010	9,893,704	$989	$4,389,866	$681,680	$2,201,627	$14,458,527	$21,732,689

The accompanying notes are an integral part of these consolidated financial statements.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
 (Unaudited)
(In US Dollars)

	For the Three Months Ended
	March 31,	March 31,
	2010	2009

Net income	$871,432	$1,459,428

Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	(34,368)	(12,728)

Comprehensive income	$837,064	$1,446,700

The accompanying notes are an integral part of these consolidated financial statements.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In US Dollars)

	For the Three Months Ended
	March 31,
	2010	2009
Cash Flows From Operating Activities

Net income	$871,432	$1,459,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	88,869	88,185
Changes in operating assets and liabilities:
Account receivable-trade	(1,435,210)	(3,360,836)
VAT refundable	(215,433)	381,477
Advance to suppliers for purchases	422,228	(92,133)
Inventories, net	26,400	1,597,864
Accounts payable and accrued liabilities	(564,445)	27,220
Customer deposits	209,502	(28)
Prepaid expense	(3,512)	-
Corporate tax payable	(139,709)	203,595
Net cash provided by (used in) operating activities	(739,878)	304,772

Cash Flows From Investing Activities
Purchases of property and equipment	-	(1,172)
Net cash used in investing activities	-	(1,172)

Cash Flows From Financing Activities
Repayments of loans	(88,027)	-
Net proceeds of share issuance	3,000,982	-
Net cash provided by financing activities	2,912,955	-

Effect of exchange rate changes on cash	(33,141)	(1,321)
Net increase in cash and cash equivalents	2,139,936	302,279
Cash and cash equivalents, beginning of period	469,341	264,189
Cash and cash equivalents, end of period	$2,609,277	$566,468

Supplemental disclosure information:
Income taxes paid	$401,815	$-
Interest paid	$82,305	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

China Intelligent Lighting and Electronics, Inc. (“China Intelligent US”, or “the Company”) (formerly SRKP 22, Inc.) was incorporated under the laws of the State of Delaware on October 11, 2007. SRKP 22 agreed to issue an aggregate of 7,097,748 shares of its common stock in exchange for all of the issued and outstanding share capital of China Intelligent Electric Holding Limited under a Share Exchange Agreement (the “Share Exchange”). The Share Exchange closed on January 15, 2010. After the share exchange, China Intelligent Lighting and Electronics, Inc. became parent company of China Intelligent Electric Holding Limited.

China Intelligent Electric Holding Limited (“China Intelligent BVI” or “China Intelligent”) (formerly DDC Digital International Company Limited (“DDC Digital”)) was incorporated under the laws of British Virgin Island on December 10, 2003. The name of the Company was changed from DDC Digital to NIVS Intelligent Electric Holding Company Limited (“NIVS Intelligent”) on December 20, 2007, and further to China Intelligent on August 26, 2008.

China Intelligent BVI has 50,000 common shares authorized with $1.00 par value each and 1 share is issued and outstanding. Mr. Tianfu Li (“Mr. Li”) was the original sole shareholder with original investment of $50,000. On March 8, 2007, Mr. Li transferred 100% ownership in China Intelligent to Ms. Xiangying Jing (“Ms. Jing”) and therefore Ms. Jing became the sole shareholder and director of China Intelligent. On February 18, 2009, Ms. Xuemei Li, sister of Mr. Li, (“Ms. Li”) acquired 1 share issued and outstanding then and became the sole shareholder and director of China Intelligent.

Korea Hyundai Light & Electric (International) Holding Limited ("Hyundai HK") was incorporated under the laws of  Hong Kong, PRC on April 27, 2005 by the original sole shareholder Mr. Li. Hyundai HK has 2,000,000 common shares authorized with HKD 1 par value each and 2,000,000 shares are issued and outstanding. On July 17, 2008, Mr. Li transferred 100% ownership in Hyundai HK to China Intelligent. Hyundai HK became a subsidiary of China Intelligent thereafter.

Hyundai Light & Electric (HZ) Co., Ltd. (“Hyundai HZ”) is located at Huizhou, Guangdong Province, PRC and incorporated under the Chinese laws on July 6, 2005. Hyundai HZ had an initial registered capital of HKD 2 million, and it was increased to HKD 20 million in 2008. Prior to July 17, 2008, Hyundai HZ was the wholly owned subsidiary of Hyundai HK. Mr. Li as the sole shareholder and director of Hyundai HK was also the director of Hyundai HZ. On July 17, 2008, pursuant to an ownership transfer agreement, China Intelligent acquired 100% interests in Hyundai HZ from Hyundai HK. Hyundai HZ became a subsidiary of China Intelligent thereafter.

China Intelligent US and its subsidiaries, China Intelligent, Hyundai HK and Hyundai HZ shall collectively refer throughout as the “Company”.

To enable Hyundai HZ to go public, Mr. Li made the following restructuring arrangements in order to spinoff his control and ownership from all the entities, and placed Hyundai HZ under the control of China Intelligent with Ms. Li as the director and management of the entities:

1.	On March 8, 2007, Mr. Li transferred 100% ownership in China Intelligent to Ms. Jing; therefore Ms. Jing became the sole shareholder and director of China Intelligent.

2.	On June 30, 2008, Hyundai HK transferred its 100% ownership interest in Hyundai HZ to China Intelligent for $8 million; therefore China Intelligent became the sole shareholder of Hyundai HZ.

3.
On July 17, 2008, Mr. Li transferred his 100% ownership in Hyundai HK to China Intelligent for HKD 2 million and forgave the HKD 2 million receivable; therefore China Intelligent became the sole shareholder of Hyundai HK and appointed Ms. Jing as director of Hyundai.

4.
On February 18, 2009, Ms. Jing transferred her 100% ownership in China Intelligent to Ms. Li; therefore Ms. Li became the sole shareholder and director of China Intelligent. At the same time, Ms. Li replaced Ms. Jing as sole director of Hyundai HK.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

For accounting purposes, the restructuring transactions are being accounted as business combination of entities under common control. The various entities and restructuring transactions have an underlying purpose of going public. Furthermore, the director and management of the entities are Mr. Li and Ms. Li, respectively. The Company accounted for restructuring transactions as combination of entities under common control similar to a pooling of interest transaction, and the historical financial statements include the operations of Hyundai HK and Hyundai HZ for all periods presented.

Through its wholly owned subsidiary, Hyundai HZ, China Intelligent engages in research, development, assembling, marketing and sales of intelligent lighting products including LED, residential, commercial, outdoor, and municipal engineering lighting products for the domestic and international market.

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

On October 20, 2009, SRKP 22 entered into a share exchange agreement with China Intelligent BVI and the sole shareholder of China Intelligent BVI. Pursuant to the share exchange agreement, as amended by Amendment No. 1 dated November 25, 2009 and Amendment No. 2 dated January 15, 2010 (collectively, the “Exchange Agreement”), SRKP 22 agreed to issue an aggregate of 7,097,748 shares of its common stock in exchange for all of the issued and outstanding share capital of China Intelligent BVI (the “Share Exchange”). The Share Exchange closed on January 15, 2010.

Upon the closing of the Share Exchange, SRKP 22 issued an aggregate of 7,097,748 shares of its common stock to China Intelligent BVI’s sole shareholder and her designees in exchange for all of the issued and outstanding capital stock of China Intelligent BVI. Prior to the closing of the Share Exchange and the closing of a private placement that closed concurrently with the Share Exchange, shareholders of SRKP 22 canceled an aggregate of 2,130,195 shares held by them such that there were 1,418,001 shares of common stock outstanding immediately prior to the Share Exchange. SRKP 22 shareholders also canceled an aggregate of 2,757,838 warrants such that the shareholders held an aggregate of 790,358 warrants immediately after the Share Exchange. Immediately after the closing of the Share Exchange, the Company had 8,515,749 outstanding shares of common stock (excluding the 1,377,955 shares of common stock sold in the private placement), no outstanding shares of Preferred Stock, no outstanding options, and outstanding warrants to purchase 790,358 shares of common stock.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
For accounting purposes, the Share Exchange transaction is being accounted for as a reverse merger. The transaction has been treated as a recapitalization of China Intelligent BVI and its subsidiaries, with China Intelligent US (the legal acquirer of China Intelligent BVI and its subsidiaries including Hyundai HZ) considered the accounting acquiree and Hyundai HZ, the only operating company, and whose management took control of China Intelligent US (the legal acquiree of Hyundai HZ) is considered the accounting acquirer.  The Company did not recognize goodwill or any intangible assets in connection with the transaction.  The 7,097,748 shares of common stock issued to the shareholder of China Intelligent BVI and her designees in conjunction with the share exchange transaction have been presented as outstanding for all periods.  The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

On March 30, 2010, the Company’s Board of Directors and shareholders authorized a 1-for-2 reverse stock split of the Company's outstanding shares of common stock (the “Reverse Stock Split”). References to shares in the consolidated financial statements and the accompanying notes, including, but not limited to, the number of shares and per share amounts, have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2010 and December 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.

b.	Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Inter-company transactions have been eliminated in consolidation.

c.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

d.	Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the presentation of the current year for the comparative purposes.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
e.	Fair values of financial instruments

The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period-ends. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter.

f.	Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in PRC, Hong Kong, US, and all highly-liquid investments with original maturities of three months or less at the time of purchase.  Banks and other financial institutions in PRC do not provide insurance for funds held on deposit.

g.	Restricted cash

The restricted cash consists of bank deposits pledged against short-term credit facilities provided by the banks and are recorded as asset.

h. Trade receivables

Trade receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

The allowance for bad debts on trade receivables reflects management’s best estimate of probable losses determined principally on the basis of historical experience. The allowance for bad debt is determined primarily on the basis of management’s best estimate of probable losses, including specific allowances for known troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for bad debt. When facts subsequently become available to indicate that the amount provided as the allowance to date has been inadequate, an adjustment to the estimate is made at that time.

i.	Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to the Company’s location and proper condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The Company writes down the inventories to market value if it is below cost. The Company also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.  Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. There is a risk that we will forecast inventory needs incorrectly and purchase or produce excess inventory. As a result, actual demand may differ from forecasts, and such differences, if not managed, may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
j. Property and equipment

Property and equipment are initially recognized and recorded at cost. Gains or losses on disposals are reflected as gain or loss in the period of disposal. The cost of improvements that extend the life of plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Molds	10 years
Machinery and Equipment	10 years
Electronic Equipment	5 years
Office and Other Equipment	5 years

k.	Impairment of long-lived assets

The Company evaluates potential impairment of long-lived assets, in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstances that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

l.	Customer deposit

The customer deposits are recorded as a liability when the Company receives it and recognized as revenue after the total amount is paid off upon the delivery of the products.

m.	Income taxes

The Company accounts for income taxes in accordance with the asset and liability method for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company accounts for uncertainty in income taxes in accordance with applicable accounting standards, which requires a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction).

n.	Comprehensive income

The Company presents comprehensive income in accordance with applicable accounting standards, which requires the reporting and displaying of comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
o.	Revenue recognition

The Company generates revenues from the sales of lighting and electronic equipment. Sales revenues are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as product returns have been insignificant in all periods.

Orders are placed by both the distributors and OEMs and the products are delivered to the customers within 30-45 days of order, the Company does not provide price protection or right of return to the customers. The price of the products are predetermined and fixed based on contractual agreements, therefore the customers would be responsible for any loss if the customers are faced with sales price reductions and rapid technology obsolescence in the industry. The Company does not allow any discounts, credits, rebates or similar privileges.

The Company does not provide warranty for the products sold to customers since the majority of the customers are wholesalers and distributors. The Company specifies the delivery terms (usually 30 days after the order is placed) and the liability for breach of the contract. If the Company cannot fulfill the order terms, the customers have the right to recoup their deposit. If the products delivered do not meet the quality specifications or need to be reworked, the Company is responsible for the rework and the related expenses. If the customers decided to rework the products themselves, the Company will compensate its customers for the expenses incurred. The Company did not incur any costs related to breach of contract or product quality issues for sales during the three month ended March 31, 2010 and 2009.

p.	Advertising

The Company expenses advertising costs as incurred. Advertising is included in selling expenses for financial reporting. The Company spent $26,338 and $23,735 for the three months ended March 31, 2010 and 2009, respectively, on advertising expenses.

q.	Research and development costs

Research and development costs are expensed to operations as incurred. The Company spent $280,726 and $104,205, for the three months ended March 31, 2010 and 2009, respectively, on direct research and development efforts.

r.	Foreign currency translation

The functional currency of China Intelligent and Hyundai HK is Hong Kong Dollar (“HKD”). These two companies maintain their financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

The functional currency of Hyundai HZ is the Renminbi (“RMB”), the PRC’s currency. The Company maintains its financial statements using its own functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
For financial reporting purposes, the financial statements of China Intelligent and Hyundai HK, which are prepared in HKD, are translated into the Company’s reporting currency, United States Dollars (“USD”); the financial statements of Hyundai HZ, which is prepared in RMB, are translated into the Company’s reporting currency, USD. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2009	6.81720	6.84088
Three months ended March 31, 2009	6.82547	6.82547
Three months ended March 31, 2010	6.81612	6.83603

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	7.75477	7.75218
Three months ended March 31, 2009	7.74999	7.75374
Three months ended March 31, 2010	7.76406	7.76390

s.	Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

t. Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations for its business combination during the period ended June 30, 2009.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. The standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

 In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

NOTE 3 - TRADE RECEIVABLES, NET

Trade receivables consist of the following:

	March 31,	December 31,
	2010	2009
Trade receivables	$14,861,699	$13,424,362
Allowance for doubtful accounts	-	-
Trade receivables, net	$14,861,699	$13,424,362

There is no change in the allowance for doubtful accounts for the three months ended March 31, 2010.

The Company did not record any allowance for doubtful accounts for the three months ended March 31, 2010, because the Company collected all the receivables outstanding from its customers based on its historical collection experience.

In addition, the Company requires certain customers to pay a deposit that is 30% of the total amount for each order. Deposit requirements are determined by the Company based on customer’s credit worthiness, the length and experience in relationship with customers, and the order size placed by the customer. In addition, the Company will charge a penalty equivalent to 0.5% of the remaining unpaid balance per day up to 20% of the total amount of the contract starting from two weeks after the due date.

NOTE 4 – INVENTORIES

Inventories include raw material and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs. Inventories consist of the following:

	March 31,	December 31,
	2010	2009
Raw materials	$2,594,171	$1,921,099
Finished goods	1,303,584	2,002,434
Inventories, net	$3,897,755	$3,923,533

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5 - ADVANCES TO SUPPLIERS

In accordance with the purchase contracts entered into by the Company and some suppliers, payment in advance is needed for the purchase of materials. The delivery term for the materials and equipment purchased is usually 30 days. In the event of a breach of contract, the Company has the following rights and penalty protection:

1.	Recoup the deposit from the suppliers and charge double interest on the deposit according to the interest rate during the same period, and

2.	Legally take possession of the materials and equipment from the suppliers.

The Company did not have any contract breaches during the three month ended March 31, 2010.

At March 31, 2010, four suppliers each individually accounted for more than 10% of the advances to suppliers and accounted for approximately 26%, 24%, 20% and 13% of total advances to suppliers. For the three months ended March 31, 2010, these four suppliers accounted for approximately 9%, 7%, 0% and 0% of total purchases made by the Company.

At December 31, 2009, one supplier accounted for more than 10% of the advances to suppliers and accounted for approximately 28% of total advances to suppliers. For the year ended December 31, 2009, this one supplier accounted for approximately 2% of total purchases made by the Company.  Normally, within approximately 15 days after an order and the prepayment are made, the Company will receive ordered items. In September 2009, the Company placed a special order to this one supplier and the supplier requested a prepayment from the Company as such supplier typically does with its customers. The supplies ordered by the Company never met the Company’s standards and requirements until February 2010 and therefore there was a disproportionately high balance outstanding at December 31, 2009. This is an ordinary purchase transaction. There are no unusual terms under the purchase contract and the supplier is an unaffiliated third party.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31,	December 31,
	2010	2009
Molds	$3,173,245	$3,172,742
Machinery and equipment	775,225	775,102
Electronic equipment	12,848	12,846
Office and other equipment	82,807	82,793
Subtotal	4,044,125	4,043,483
Less: Accumulated depreciation	(685,689)	(592,738)
Property and equipment, net	$3,358,436	$3,450,745

Depreciation expense for the period ended March 31, 2010 and 2009 was classified as follows:

	March 31,	March 31,
	2010	2009
Cost of goods sold	$84,601	$87,325
General and administrative expenses	4,268	860
Total	$88,869	$88,185

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7 - CUSTOMER DEPOSITS

The Company requires certain customers to pay 30% deposit of the total amount for each order. Deposit requirements are determined by the Company based on customer’s credit worthiness, the length and experience in relationship with customers, and the order size placed by the customer. The customer deposits are recorded as a liability when the Company receives it and are recognized as revenue upon the delivery of the products and title has passed to the buyer.

At March 31, 2010, four customers each individually accounted for more than 10% of the customer deposits and each accounted approximately 51%, 25%, 14% and 10% of total customer deposit, respectively.

At December 31, 2009, four customers each individually accounted for more than 10% of the customer deposits and each accounted approximately 59%, 15%, 14% and 11% of total customer deposit, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Lease Agreements

In 2008, the Company signed a lease agreement with NIVS HZ. According to the lease agreement, the monthly rent will be for RMB 25,000 per month between July 1, 2008 and June 30, 2010.

The Company’s rental expenses paid to its affiliated companies are as follows:

	Three month ended
	March 31,	March 31,
	2010	2009
NIVS (HZ) Audio & Video Tech Co. Ltd. (“NIVS HZ”)	$10,971	$10,963

NOTE 9 - SHORT TERM LOAN

On April 16, 2009, the Company obtained a one year term loan of RMB 8,000,000 (approximately $1,169,000) from Pudong Development Bank ("PDB") bearing interest at the prevailing prime rate (approximately 5.4%). Pursuant to the loan contract, the monthly payment is RMB 200,000 plus monthly interest and the balance will be paid in April 2010.

The above loan was part of a package of loans PDB made to 6 different companies unrelated to the Company where each of the companies cross guarantee each other’s loans.  In the event of one company defaulting on its loan, the other companies are required to pay a penalty based on the percentage of the defaulted loan to PDB.  Additionally, each company was required to deposit a specific percentage of the loan amount it received in an account held at PDB to be used as collateral for the loans.  The Company deposited RMB 2,400,000 (approximately $352,000) in the bank account as restricted cash. The cross guarantee is limited to the restricted cash held at the bank. The Company, based upon its review of the loans, believes there is only a remote chance of any of the companies defaulting on these loans and has not set up a reserve for any loss for this transaction.

As of March 31, 2010, the Company had $850,924 loan payable to Pudong Development Bank.  In April 2010, the Company paid off this loan and obtained a new loan from the same bank. This new loan is a one year term loan of RMB 10,000,000 (approximately $1,467,000) bearing interest at the prevailing prime rate (approximately 5.8%). Pursuant to the loan contract, the monthly payment is RMB 300,000 plus monthly interest and the balance will be repaid in April 2011.  The Company’s deposit remained in the bank as collateral for the loan as of March 31, 2010 and accounted as restricted cash.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 10 - INCOME TAX AND VARIOUS TAXES

China Intelligent is registered in BVI and pays no taxes.

Hyundai HK is a holding company registered in Hong Kong and has no operating profit for tax liabilities.

The Company’s subsidiary – Hyundai HZ as a manufacturing enterprise established in Huizhou, PRC, was entitled to a preferential Enterprise Income Tax (”EIT”) rate. Hyundai HZ had applied for foreign investment Enterprise title, and the application had been approved by the local government Hyundai HZ had a tax holiday of 2 years 100% exemption starting from the first profitable year, and followed by 3 years of 50% tax deduction.  As of March 31, 2010 and December 31, 2009, the Company had tax payable of $232,625 and $372,275 respectively. During first quarter of 2010 and 2009, cash paid income taxes of $401,815 and $0, respectively.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized.  It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

The provision for taxes on earnings consisted of:

	Three months ended March 31,
Current income taxes expenses:	2010	2009
PRC Enterprises Income Taxes	$273,879	$203,595

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three months ended March 31
	2010	2009
PRC preferential enterprise income tax	25%	25%
Tax holiday and relief granted to the subsidiary	-12.5%	-12.5%
Permanent differences related to other expenses	11.4%	-0.3%
Provision for income tax	23.9%	12.2%

Accounting for Uncertainty in Income Taxes

The Company accounts for uncertainty in income taxes in accordance with applicable accounting standards, which prescribe a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These accounting standards also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

NOTE 11 - PRIVATE PLACEMENT

On January 15, 2010, concurrently with the close of the Share Exchange, the Company conducted a private placement transaction (the “Private Placement”) pursuant to which the Company sold an aggregate of 1,377,955 shares of common stock at $2.54 per share.   As a result, the Company received gross proceeds in the amount of approximately $3.5 million.  WestPark Capital, Inc. (“WestPark Capital”) was paid a placement agent commission equal to 8% of the gross proceeds from the financing and a 4% non-accountable expense allowance.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 - STATUTORY RESERVES

As stipulated by the relevant laws and regulations for enterprises operating in PRC, the subsidiaries of the Company are required to make annual appropriations to a statutory reserve fund. Specifically, the subsidiaries of the Company consist of Statutory surplus reserves and Discretionary surplus reserves. Statutory surplus reserves are required to allocate 10% of their profits after taxes, as determined in accordance with the PRC accounting standards applicable to the subsidiaries of the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the subsidiaries of the Company are decided by the board of directors.

NOTE 13 - COMMON STOCK WARRANTS

Since the inception of China Intelligent US, the shareholders of SRKP 22 held an aggregate of 3,548,196 warrants. Immediately prior to the closing of the share exchange on January 15, 2010, the shareholders agreed and canceled an aggregate of 2,757,838 warrants. Immediately after the Share Exchange and the cancellation, the shareholders held an aggregate of 790,358 warrants.

The warrants have an exercise price of $0.0002 per share and are currently exercisable. According to the terms of the warrants, the warrants expire on the earlier of October 11, 2017 or five years from the date that SRKP 22 consummates a merger or other business combination with an operating business or any other event pursuant to which SRKP 22 ceases to be a “shell company,” as defined by Rule 12b-2 under the Securities Exchange Act of 1934 and a “blank check company,” as defined by Rule 419 of the Securities Act of 1933.  As a result of the close of the Share Exchange on January 15, 2010, the warrants will expire on January 15, 2015.  The Company agreed to register the 790,358 shares of common stock underlying the warrants in a registration statement that the Company agreed to file on or about August 26, 2010.

A summary of the Company’s warrant activities for the three months ended March 31, 2010 is as follows:

	Warrants	Average Exercise Price
Balance December 31, 2009	3,548,196	$0.0002
Forfeited/canceled	(2,757,838)	$0.0002
Balance March 31, 2010	790,358	$0.0002

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lack of Insurance

The Company does not carry any business interruption insurance, products liability insurance or any other insurance policy except for a limited property insurance policy. As a result, the Company may incur uninsured losses, increasing the possibility that the investors would lose their entire investment in the Company.

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, the Company may incur uninsured liabilities and losses as a result of the conduct of its business. There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. If an uninsured loss should occur, any purchasers of the Company’s common stock could lose their entire investment.

Because the Company does not carry products liability insurance, a failure of any of the products marketed by the Company may subject the Company to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. The Company cannot assure that it will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent the Company incurs any product liability or other litigation losses, its expenses could materially increase substantially. There can be no assurance that the Company will have sufficient funds to pay for such expenses, which could end its operations and the investors would lose their entire investment.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Lease Agreements

The Company has entered into several tenancy agreements for the lease of factory premises and staff quarters. The corporate office and the main factory located in Huizhou, Guangdong are leased from a related party. Related party rent expense were $10,971 and $10,963 for the three month ended March 31, 2010 and 2009, respectively.

The Company’s remaining commitments for minimum lease payments under these non-cancelable operating leases are as follows:

Year Ending December 31,
2010	$11,603
Thereafter	-
$11,603

Total rent expense were $14,763 and $18,583 for the three months ended March 31, 2010 and 2009, respectively.

Fines and penalties by housing authority

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions for Huizhou City must be at least 5% of each employee’s average monthly income in the previous year. The Company has not paid such funds for its employees since its establishment and the accumulated unpaid amount is approximately $244,430. The Company accrued the entire balance as of December 31, 2009 on its books. Under local regulations on collection of housing provident funds in Huizhou City where the Company’s subsidiary, Hyundai HZ, is located, the local housing authority may require the Company to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If the Company fails to do so within the specified time period, the local housing authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement. The Company’s employees may also be entitled to claim payment of such funds individually.

If the Company receives any notice from the local housing authority or any claim from its current and former employees regarding the Company’s non-compliance with the regulations, the Company will be required respond to the notice and pay all amounts due to the government, including any administrative penalties imposed, which would require the Company to divert its financial resources and/or impact its cash reserves, if any, to make such payments.  Additionally, any administrative costs in excess of the payments, if material, may impact the Company's operating results.  As of March 31, 2010, the Company has not received any notice from the local housing authority or any claim from its current and former employees.

Trademark License Agreement

On September 10, 2008, the Company entered into a Trademark License Agreement (the “Agreement”) with Hyundai Corporation pursuant to which Hyundai Corporation granted the Company a license to use the trademark of “HYUNDAI” in connection with manufacturing, selling, and marketing wiring accessories and lighting products (the “Licensed Products”) within the People’s Republic of China. The Agreement contains two terms, with one term from August 1, 2008 to July 31, 2009 and the other term from August 1, 2009 to July 31, 2010. Any additional term or renewal of the Trademark Agreement is contingent upon further written agreement of the parties.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Pursuant to the Trademark Agreement, during each term, the Company is required to pay Hyundai Corporation minimum royalty, and the Company is not permitted to sell or distribute any product similar to or in competition with the Licensed Products. The Agreement also sets forth minimum sales amounts for the Licensed Products for each term, in addition to providing for a percentage royalty rate such that, if the aggregate sales during a term exceeds the minimum sales amount, the Company will pay the royalty to Hyundai Corporation equal to the amount of aggregate sales in excess of the minimum sales amount, multiplied by the royalty rate. The Agreement also requires the Company to provide Hyundai Corporation with sales and marketing reports for the Licensed Products for certain periods and contains other customary general provisions, including provisions related to a prohibition of assignment or sub-licensing, confidentiality, indemnification, and the scope of our use of Hyundai Corporation’s trademark. Under the Agreement, Hyundai Corporation may terminate the Agreement for, among other reasons, failure to pay the royalties or failure to rectify any injury to the brand image of Hyundai Corporation’s trademark within 30 days of receipt of written notification of such injury.

The Company’s remaining commitments for minimum royalty payments under the Agreement as of March 31, 2010 are as follows:

Year Ending December 31,
2010	$28,571
Thereafter	-
$28,571

NOTE 15 - OPERATING RISK

Country risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in have a material adverse effect upon the Company’s business and financial condition.

Exchange risk

The Company cannot guarantee the Renminbi, US dollar exchange rate will remain steady, therefore, the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and US dollars. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Credit risk

A significant portion of the Company’s cash at March 31, 2010, December 31, 2009 and 2008 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC currently allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations relating to ownership of a Chinese corporation are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 16 - MAJOR CUSTOMERS

For the three month ended March 31, 2010 and 2009, no customer had net sales exceeding 10% of the Company’s total net sales for the quarters.

NOTE 17 - REVENUE AND GEOGRAPHIC INFORMATION

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.

The management has determined that the Company has only one operating segment. The Company has not segregated business units for managing different products and services that the Company has been carrying and selling on the market.  The assets and resources of the Company have been utilized, on a corporate basis, for overall operations of the Company.  The Company has not segregated its operating assets by segments as it is impracticable to do so since the same assets are used to produce products as one segment.

The geographic information for revenue is as follows:

	Three Month ended March 31,
	2010	2009
China and Hong Kong	$13,416,440	$9,430,503
Other Asian countries	1,157,628	1,592,214
North America	-	417,144
Australia	93,732	28,285
Europe	-	519,291
Others	189,393	-
Total	$14,857,193	$11,987,437

NOTE 18 - RECONCILIATION OF EARNINGS PER SHARE

	Three months ended March 31,
	2010	2009
Net income	$871,432	$1,459,428
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,458,778	7,097,748
Effect of dilutive securities:
Common stock warrants	667,413	-
Weighted-average shares outstanding for diluted earnings per share	10,126,191	7,097,748
Net income per share:
Basic	$0.09	$0.21
Net income per share:
Diluted	$0.09	$0.21

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 19 – SUBSEQUENT EVENTS

On May 5, 2010, the Company entered into an employment agreement with Mr. Jiang regarding his employment by the Company as its new Chief Financial Officer (the “Employment Agreement”).  Pursuant to the Employment Agreement, Mr. Jiang will be entitled to, among other things, a grant of options to purchase 25,000 shares of the common stock of the Company at an exercise price equal to the offering price of the shares sold in the public offering (the “Jiang Options”) upon the pricing date of the public offering (the “Effective Date”).  The Jiang Options will vest in equal installments every three months over a period of 12 months.  The Jiang Options will expire five years from the date of grant, provided, however, that Mr. Jiang remains continuously employed by the Company during the applicable five-year period.  If Mr. Jiang is terminated without Cause (as defined in the Employment Agreement) or Mr. Jiang terminates his employment for Good Reason (as defined in the Employment Agreement), then all of the Jiang Options that are not vested will immediately vest on the date of termination.  All options that are vested at the time of termination of employment must be exercised within 30 days of termination, provided, however, that the Jiang Options may be immediately cancelled by the Company if Mr. Jiang’s employment is terminated for Cause.

On May 12, 2010, the Company effected its 1-for-2 Reverse Stock Split by filing a Certificate of Amendment with the State of Delaware.  References to shares in the consolidated financial statements and the accompanying notes, including, but not limited to, the number of shares and per share amounts, have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

The Company has evaluated all subsequent events through the date of this filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the financial condition and results of operations of China Intelligent Lighting and Electronics, Inc. (the “Company”) and its subsidiaries, including its wholly-owned subsidiary, China Intelligent Electronic Holding Limited, a British Virgin Islands corporation (“China Intelligent BVI”), and its 100% owned subsidiary, Hyundai Light and Electric (Huizhou) Co., Ltd., a company organized under the laws of the PRC (“Hyundai Light”). See the notes to the financial statements of this report for more information on our organization and ownership structure.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes, and the other financial information included in this Quarterly Report.

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn adversely affecting demand for the our products; our reliance on our major customers for a large portion of our net sales; our ability to develop and market new products; our ability to raise additional capital to fund our operations; our ability to accurately forecast amounts of supplies needed to meet customer demand; market acceptance of our products; exposure to product liability and defect claims; fluctuations in the availability of raw materials and components needed for our products; protection of our intellectual property rights; changes in the laws of the PRC that affect our operations; inflation and fluctuations in foreign currency rates and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described elsewhere in this report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

Through Hyundai Light, we engage in the design, manufacture, sales and marketing of high-quality Light Emitting Diode (“LED”) lighting products and other products for the household, commercial and outdoor lighting industries.  We operate in the LED lighting business sector, and the core technology of our business is based on the all-solid-state semiconductor white light technology, in addition to general lighting products, sold throughout China and in select international markets.  Our branded products, marketed under the brand-name Hyundai™, have become a recognized brand name in China, which we expect will assist us in growing our business over the course of the next few years, assuming we reach an agreement with the licensor, Hyundai Corporation, to extend the license agreement past the July 2010 expiration date. We anticipate that the license agreement will be renewed in July 2010 because Hyundai Corporation has signed a non-binding memorandum of cooperation effective January 1, 2009 that indicates that Hyundai Corporation intends to renew our license agreement until December 31, 2018.  However, the memorandum is not binding on Hyundai Corporation and we have no control over Hyundai Corporation's decision whether to continue to license its trademark to us.  If such trademark license is discontinued, we would lose the right to use the Hyundai™ name in connection with our business.  Because the trademark license agreement prohibits us from selling our Hyundai™ branded products outside of the PRC, our international expansion efforts will primarily be executed through our Original Equipment Manufacturer (OEM) products, which are not directly affected by the Hyundai Corporation trademark license agreement.

The lighting industry is affected by a number of general business and economic factors such as gross domestic product growth, employment, credit availability and commodity costs. Construction spending on infrastructure projects such as highways, streets, and urban developments also has a material impact on the demand for infrastructure-focused products. The market is also subject to rapid technology changes, highly fragmented, and cyclical.  The industry is characterized by the short life cycle of products, requiring continuous design and development efforts, which necessitates large capital and time investments.

We sell our products through a network of distributors and resellers allowing us to penetrate customer markets.  Our products are sold domestically in China and, to a lesser extent, internationally through numerous channels, including independent specialty retailers, international and regional chains, mass merchants, and distributors.

A small number of customers account for a significant percentage of our revenue. For the three months ended March 31, 2010, we had one customer that accounted for at least 5% of the revenues that we generated. This one customer accounted for a total of approximately 5.16% of our revenue for that period. During the three months ended March 31, 2009, we had two customers that generated at least 5% of our revenues. Those customers accounted for 12.46% of our revenues.  Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income.

Most of our revenues are derived from sales to OEMs, or Original Equipment Manufacturers, followed by sales of Hyundai™ branded products and other products.  The OEM sales are mainly decided by our manufacturing capability and are not affected by the Hyundai Corporation trademark license agreement.  OEMs contract with us to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support.  Our services include engineering, design, materials, management, assembly, testing, distribution, and after-market services.  We believe that we are able to provide quality OEM services that meet unique requirements within customer timeframes, unique styling, product simplicity, price targets, and consistent quality with low defect rates.  As a result of efficiently managing costs and assets, we believe we are able to offer our customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM's own manufacturing operation. OEM sales accounted for approximately 60% and 65% of our revenues for the three months ended March 31, 2010 and 2009, respectively, and sales of products with our Hyundai™ brand products and other products accounted for 40% and 35% of our revenues for the same periods, respectively.  Because the trademark license agreement between us and Hyundai Corporation prohibits us from selling our Hyundai™ branded products outside of the PRC, our international expansion efforts will primarily be executed through our OEM products, which are not directly affected by the Hyundai Corporation trademark license agreement.

Our primary suppliers of raw materials are located in Huizhou, Shenzhen and Zhongshan.  For the three months ended March 31, 2010 and 2009, our top three suppliers accounted for a total of approximately 23.37% and 34.03% of our raw material purchases for the respective periods.  These suppliers are unrelated parties.  Other than these suppliers, no other supplier accounted for more than 10% of our total purchases in these periods. Presently, our relationships with our suppliers are good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.  However, due to our dependence on a small number of suppliers for certain raw materials, we could experience delays in development and/or the ability to meet our customer demand for new products. Moreover, we may purchase quantities of supplies and materials from time to time that are greater than required by customer orders to secure more favorable pricing, delivery or credit terms.  These purchases can expose us to losses from cancellation costs, inventory carrying costs or inventory obsolescence, and hence adversely affect our business and operating results.

In addition, we have a limited number of long-term contracts with our suppliers, and we believe that alternative suppliers are available. Although we have not been subject to shortages for any of our components, we may be subject to cutbacks and price increases, which we may not be able to pass on to our customers in the event that the demand for components generally exceeds the capacity of our suppliers.  We believe the manufacturing facility that we use in Huizhou, China, due to its location, provides us with flexibility in our supply chain, to better manage inventories and to reduce delays and long-term costs for our products.

Companies in our industry are under pressure to develop new designs and product innovations to support changing consumer tastes and regulatory requirements.  We have engaged in research and development activities and we believe that substantial additional research and development activities are necessary to allow us to offer technologically-advanced products in the long term. We expect that our research and development budget will significantly increase as we attempt to create new products and as we have access to additional working capital to fund these activities.  We intend to use approximately one-third of the net proceeds from a public offering that we propose to conduct in the second quarter of 2010, or an estimated $6 million, for research and development focused on LED technologies and an additional one-third for expansion of our manufacturing and production of LED components.  However, research and development and investments in new technology are inherently speculative and commercial success depends on many factors including technological innovation, novelty, service and support, and effective sales and marketing.   We may not achieve significant revenue from new product and service investments for a number of years, if at all. As a result, we may not achieve significant revenue from these investments for a number of years, if at all.

Recent Events

Reverse Stock Split

On March 30, 2010, our Board of Directors and shareholders approved an amendment to our Certificate of Incorporation to effect a 1-for-2 reverse stock split of all of our issued and outstanding shares of common stock (the “Reverse Stock Split”). On May 12, 2010 we effected the Reverse Stock Split by filing the amendment to the Certificate of Incorporation with the Secretary of the State of Delaware. The par value and number of authorized shares of our common stock remained unchanged. All references to number of shares and per share amounts included in this report gives effect to the Reverse Stock Split. The number of shares and per share amounts included in the consolidated financial statements and the accompanying notes have been adjusted to reflect the Reverse Stock Split retroactively.

Share Exchange

On October 20, 2009, we entered into a share exchange agreement with China Intelligent BVI and the sole shareholder of China Intelligent BVI.  Pursuant to the share exchange agreement, as amended by Amendment No. 1 dated November 25, 2009 and Amendment No. 2 dated January 15, 2010 (collectively, the “Exchange Agreement”), we agreed to issue an aggregate of 7,097,748 shares of our common stock in exchange for all of the issued and outstanding share capital of China Intelligent BVI (the “Share Exchange”). On January 15, 2010, the Share Exchange closed and China Intelligent BVI became our wholly-owned subsidiary and we immediately changed our name from “SRKP 22, Inc.” to “China Intelligent Lighting and Electronics, Inc.”  We issued a total of 7,097,748 shares to Li Xuemei, the sole shareholder of China Intelligent BVI, and her designees in exchange for all of the issued and outstanding capital stock of China Intelligent BVI.

Private Placement

On January 15, 2010, concurrently with the close of the Share Exchange, we conducted a private placement transaction (the “Private Placement”) pursuant to which we sold an aggregate of 1,377,955 shares of common stock at $2.54 per share.   As a result, we received gross proceeds in the amount of approximately $3.5 million.  WestPark Capital, Inc. (“WestPark Capital”) was paid a placement agent commission equal to 8% of the gross proceeds from the financing and a 4% non-accountable expense allowance.  We are also retaining WestPark Capital for a period of six months following the closing of the Private Placement to provide us with financial consulting services for which we will pay WestPark Capital $6,000 per month.

Results of Operations

The following table sets forth information from our statements of income for the three months ended March 31, 2010 and 2009 (unaudited) in dollars and as a percentage of revenue:

	For Three Months Ended
	March 31,
	2010		2009
	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)
	(all amounts are in thousands except percentages)

Revenue	$14,857	100%	$11,987	100%
Cost of Goods Sold	(11,459)	77.1%	(9,450)	78.8%
Gross Profit	3,398	22.9%	2,537	21.2%

General and administrative
Selling Expenses	627	4.2%	551	4.6%
General and administrative	1,334	9.0%	220	1.8%
Research and Development	280	1.9%	104	0.9%
Total operating expenses	2,241	15.1%	875	7.3%
Income from operations	1,157	7.8%	1,662	13.9%

Other income (expenses)
Interest income	-	0%	1	0%
Interest expense	(12)	0.1%	-	0%
Total other expenses	(12)	0.1%	1	0%

Income before income taxes	1,145	7.7%	1,663	13.9%
Income taxes	(274)	1.8%	(203)	1.7%
Net Income	$871	5.9%	$1,460	12.2%

Three months ended March 31, 2010 and 2009

Revenues were $14.86 million for the three months ended March 31, 2010, an increase of $2.87 million, or 23.94%, compared to $11.99 million for the same period in 2009. The increase in revenue was attributed mainly to the increase in sales of household lighting products, which resulted from the expanding of our market and sales volume.  Additionally, growth of the lighting industry, recent improvement in the economy, and the expansion of our manufacturing capacity have been material drivers of our revenue growth.   OEM sales have been increasing as a percentage of our total revenues because OEM sales have directly benefited from the expansion of our manufacturing capabilities leading to reduced unit cost of goods from the economies of scale.  While branded product sales have been increasing, branded sales decreased as a percentage of total revenue as compared to OEM sales because branded sales are not as closely tied to manufacturing efficiencies as OEM sales.  We anticipate branded product sales to increase as a result of an increased investment in the brand and an increase in the construction efforts of franchise stores, as well as the addition of brand sale networks.  However, since we believe that our manufacturing efficiencies will continue to benefit our OEM sales, we anticipate that OEM sales will continue to increase as a percentage of total revenue as compared to branded products.

Cost of sales were $11.46 million for the three months ended March 31, 2010, an increase of $2.01 million, or 21.27% compared to $9.45 million for the same period in 2009. The increase of costs of sales was primarily a result of an increase in sales.  As a percentage of net revenue, cost of sales for the three months ended March 31, 2010 and 2009 was 77.13% and 78.83%, respectively.

Gross profit for the three months ended March 31, 2010 was $3.40 million, or 22.87% of revenues, compared to $2.54 million, or 21.17% of revenues, for the comparable period in 2009. Management considers gross profit to be a key performance indicator in managing our business. The normal gross profit rate in our industrial is between 20 to 25%, which will be influenced by various factors, such as cost of sales, product mix, size of the manufacturer and product demand.

Selling expenses, which mainly include wages and commissions, advertising, promotion and exhibition expenses, freighting expenses and related travel expenses, were $0.63 million for the three months ended March 31, 2010, an increase of $0.08 million, or 14.55%, compared to $0.55 million for the same period in 2009. The increase was primarily due to an increase in wages and commissions, which primarily resulted from an increase in sales. We expect that our selling expenses will be at approximately 5% of our sales.

Research and development expenses were approximately $0.28 million for the three months ended March 31, 2010, an increase of approximately $0.18 million, or 180%, compared to $0.10 million for the same period in 2009. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect our research and development expenses to increase as we intend to increase our research and development efforts to enable us to manufacture wider lines of products.  We intend to use approximately one-third of the net proceeds from our proposed public offering for research and development focused on LED technologies and an additional one-third for expansion of our manufacturing and production of LED components.  However, research and development and investments in new technology are inherently speculative and commercial success depends on many factors including technological innovation, novelty, service and support, and effective sales and marketing.  As a result, we may not achieve significant revenue from these investments for a number of years, if at all.

General and administrative expenses, which include wages, office expenses, lease and rental expenses, depreciation expenses and professional fees, were $1.3 million for the three months ended March 31, 2010, an increase of $1.08 million, or 491%, compared to $0.22 million for the same period in 2009. The increase was primarily due to accounting, legal and other fees and expenses in the amount of approximately $1 million related to the share exchange transaction and private placement that we closed on January 15, 2010.  We expect our general and administrative expenses to increase as a result of professional fees incurred resulting from being a publicly reporting company in the United States.

Interest expenses were $12,000 and nil for the three months ended March 31, 2010 and 2009, respectively. The increase was due to a short term bank loans obtained commencing in April 2009.

Provision for income tax for the three months ended March 31, 2010 was approximately $0.27 million, as compared to $0.20 million for the comparable period in 2009. The increase was primarily due to the expiration of our preferential tax treatment resulting from recent effectiveness of PRC tax laws. The expired preferential tax treatment will have a negative impact on our net income after income taxes.

Net income was $0.87 million for the three months ended March 31, 2010, a decrease of $0.59 million, or 40.41%, compared to $1.46 million for the same period in 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $2.61 million as of March 31, 2010, as compared to approximately $0.47 million as of December 31, 2009. Our funds are kept in financial institutions located in China, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

In the past, our financing activities were substantially dependent upon loans from affiliated parties, including Mr. Tianfu Li, a former owner, officer, and director of Hyundai Light and Electric (HZ) Co., Ltd. (“Hyundai HZ”) and Korea Hyundai Light & Electric (Intl) Holding Limited (“Hyundai HK”), and other companies controlled by Mr. Li, such as NIVS IntelliMedia Technology Group, Inc. (“NIVS”) and its subsidiaries.  During 2008, NIVS provided a loan of $5.7 million to one of our suppliers for our purchases. In addition, NIVS provided approximately $1.8 million in short term loans to us as working capital. On November 28, 2008, we, NIVS and certain companies related to Mr. Li (collectively, the “Related Companies”) entered into a Debt Repayment and Set-Off Agreement (the “Set-off Agreement”) with Mr. Li. According to this agreement, all parties agreed to have all the related party loans repaid in full and set off against all debts that were owed to Mr. Li. We repaid and settled in full the amount due to NIVS in accordance with the Set-off Agreement. We ceased to enter into such related party loan transactions after November 2008 and had no similar loan proceeds for the three months ended March 31, 2010.

In April 2009, we obtained a one-year term loan of approximately $1.17 million from Pudong Development Bank bearing interest at approximately equal to the prevailing prime rate (approximately 5.4%). Pursuant to the loan contract, the monthly payment is RMB 200,000, or approximately $29,000, plus monthly interest and the balance will be repaid in April 2010. As of March 31, 2010, the loan balance due to Pudong Development Bank is approximately $0.85 million. In connection with the loan, we also entered into a guarantee agreement with the bank and six different companies pursuant to which all of the companies, including us, cross guarantee each others’ loans.  According to the terms of the guarantee, in the event one company defaults on its loan, the other companies are required to pay a penalty to the bank based on the percentage of the defaulted loan such that the bank can recoup its losses on the defaulted loan through such penalty.  Additionally, we and the other companies were required to deposit 30% of its respective loan amount in an account held at the bank to be used as collateral for the loans, guarantee, and any potential penalty that may result from another company’s default.  We deposited RMB 2,400,000, or approximately $352,000, in the bank and accounted for it as restricted cash as of March 31, 2010. Our cross guarantee under the loan is limited to the restricted cash held at the bank.  In April 2010, we paid off this loan and obtained a new loan from the same bank. This new loan is a one year term loan of RMB 10,000,000 (approximately $1,467,000) bearing interest at the prevailing prime rate (approximately 5.8%). Pursuant to the loan contract, the monthly payment is RMB 300,000 plus monthly interest and the balance will be repaid in April 2011.  The Company’s deposit remained in the bank as collateral for the loan as of March 31, 2010 and accounted as restricted cash.

On January 15, 2010, we received gross proceeds of approximately $3.5 million in the closing of a private placement transaction (the “Private Placement”). Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 1,377,955 shares of common stock at $2.54 per share.  The placement agent, WestPark Capital, was paid a commission equal to 8% of the gross proceeds from the financing and a 4% non-accountable expense allowance.  We are also retaining WestPark Capital for a period of six months following the closing of the Private Placement to provide us with financial consulting services for which we will pay WestPark Capital $6,000 per month.

In connection with the Share Exchange that closed concurrently with the Private Placement, we paid a total of $600,000 to acquire the SRKP 22, Inc. shell corporation, where such fee consisted of $350,000 paid to WestPark Capital, which is the placement agent in the Private Placement, and $250,000 paid to a third party unaffiliated with China Intelligent BVI, Hyundai Light, or WestPark Capital in connection with the third party’s services as an advisor to the Company, including assisting in preparations for the share exchange and the Company’s listing of securities in the United States.  In addition, we paid a $140,000 success fee to WestPark Capital for services provided in connection with the Share Exchange and we reimbursed Westpark Capital $80,000 for expenses related to due diligence.

Our trade receivables have been an increasingly significant portion of our current assets, representing $14.86 million and $6.82 million as of March 31, 2010 and 2009, respectively. If customers responsible for a significant amount of trade receivables were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these trade receivables, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on trade receivables could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We provide our major customers with payment terms ranging from 15 to 90 days. Additionally, our production lead time is approximately one to two weeks, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of trade receivables, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operations.

As of March 31, 2010, inventories amounted to $3.90 million, compared to inventories of $3.92 million as of December 31, 2009.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds were $19,855 and $0 for the three months ended March 31, 2010 and 2009, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

Net cash used in operating activities was $0.74 million for the three months ended March 31, 2010, compared to net cash provided by operating activities of $0.30 million for the three months ended March 31, 2009. The $1.04 million difference was primarily attributable to the decrease in net income, which was primarily due to fees and expenses related to our share exchange transaction, in addition to the reduction in our inventories and increase in VAT and corporate tax.

Net cash used in investing activities amounted to approximately $0 and $1,172 for three months ended March 31, 2010 and 2009, respectively. The amount used for the three months ended March 31, 2009 was due to purchase of molds.

Net cash provided by financing activities amounted to $2.91 million for the three months ended March 31, 2010, compared to $0 for the three months ended March 31, 2009.  The increase in cash provided was the result of net proceeds from private placement that we conducted on January 15, 2010 concurrently with the closing of the share exchange transaction.

Based upon our present plans, we believe that our working capital together with cash flow from operations and funds available to us through financing will be sufficient to fund our capital needs for at least the next 12 months. We raised approximately $2.9 million from the private placement that we closed in January 2009, and assuming our sale of 3,500,000 shares of common stock in a currently proposed public offering, we intend to use approximately one-third of the net proceeds from our proposed public offering for research and development focused on LED technologies and an additional one-third for expansion of our manufacturing and production of LED components.  Although we have used cash in operations in the year of 2009 and may expect increased expenses after the proposed public offering, we hope that results of our operations will provide additional funding going forward, which will be dependent on our ability to achieve anticipated levels of revenue, while continuing to control costs.  Therefore, we believe that we will have sufficient cash available to fund our operations in the next 12 months.  After 12 months, we may need to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Seasonality

Our business exhibits some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction and installation programs, such as a slow down in projects in Northeast China during the winter and nationally during Chinese Spring Festival, after which we traditionally experience relatively higher sales during the second half of the fiscal year.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Critical Accounting Policies and Estimates

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

Trade receivables

Trade receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.  Generally, the aging of invoice is from 30 days to 120 days except for contracts with specified payment dates.  For any unpaid invoices over the payment date and as a result of bankruptcy or other unforeseen circumstances, we adjust the bad debts for trade receivables.  Approximately 21% and 14% of our trade receivables were over sixty days old as of March 31, 2010 and December 31, 2009, respectively, and 9% and 1% of our trade receivables were over ninety days old as of March 31, 2010 and December 31, 2009, respectively.  We carry a high volume of trade receivables as a result of increased customer purchases on credit, in addition to our rapid expansion and increase in sales in recent years.

We have specific provisions for evaluating bad debts every quarter.  We adjust the valuation allowance balance for trade receivables per quarter as a result of the aging of invoices. We estimate the valuation allowance for anticipated uncollectible receivable balances based on historical experience and current economic climate.  The allowance for bad debts on trade receivables reflects management’s best estimate of probable losses determined principally on the basis of historical experience. The allowance for bad debt is determined primarily on the basis of management’s best estimate of probable losses, including specific allowances for known troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for bad debt. When facts subsequently become available to indicate that the amount provided as the allowance to date has been inadequate, an adjustment to the estimate is made at that time.  Allowance for doubtful accounts were $0 and $0 as of March 31, 2010 and December 31, 2009, respectively.

Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to our location and proper condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. We write down the inventories to market value if it is below cost. We also regularly evaluate the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

Inventory levels are based on projections of future demand and market conditions.  Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories.  There is a risk that we will forecast inventory needs incorrectly and purchase or produce excess inventory.  As a result, actual demand may differ from forecasts, and such differences, if not managed, may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory.

Revenue Recognition

We generate revenue from the sales of lighting and electronic equipment. Sales revenues are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as products returns have been insignificant in all periods.

Orders are placed by both the distributors and OEMs and the products are delivered to the customers within 30 to 45 days of order, we do not provide price protection or right of return to the customers. The price of the products are predetermined and fixed based on contractual agreements, therefore the customers would be responsible for any loss if the customers are faced with sales price reductions and rapid technology obsolescence in the industry. We do not allow any discounts, credits, rebates or similar privileges.

We do not provide warranty for the products sold to customers since the majority of the customers are wholesalers and distributors. We specify the delivery terms (usually 30 days after the order is placed) and the liability for breach of the contract. If we cannot fulfill the order terms, the customers have the right to recoup their deposit. If the products delivered do not meet the quality specifications or need to be reworked, we are responsible for the rework and the related expenses. If the customers decided to rework the products themselves, we will compensate its customers for the expenses incurred. We did not incur any costs related to breach of contract or product quality issues for sales for the three months ended March 31, 2010 and for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 2 of the accompanying unaudited interim consolidated financial statements included in this Form 10-Q for a discussion of recent accounting pronouncements.

Value Added Tax

Enterprises which manufacture and sell products such as ours are typically required under Chinese law to pay the Chinese government value added tax (“VAT”) in an amount equal to 17% of gross sales of certain products sold and used in the PRC.  In 2007, through our subsidiary Hyundai Light, we received an approval from the local agent of national taxation authority, the State Taxation Bureau of Huicheng District, Huizhou, Guangdong (the "Huicheng Taxation Bureau"), to pay a 4% simplified VAT for fiscal years 2008, 2009, and 2010 for sales of certain products in the PRC. As a result of this approval, our total tax savings for fiscal 2008 and 2009 was more than approximately $7.0 million; there will be additional tax savings in fiscal 2010. If a tax audit is conducted by a higher tax authority and it was determined that such local approval was improper or unauthorized and that we should in fact have been paying VAT at the rate of 17% on all sales in the PRC, we may be required to make up all of the underpaid taxes.

In addition, under the accounting standards with respect to accounting for uncertainty in income taxes, certain tax contingencies are recognized when they are determined to be more likely than not to occur, and we believe this accounting interpretation applies by analogy to VAT.  Based on approvals that we have received on the use of the simplified VAT rate, we believe that the likelihood that a higher tax authority will determine that local approval of the reduced rate was improper or unauthorized does not reach a “more likely than not” level.  We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if such approvals are challenged by a higher tax authority.  If our use of the simplified VAT rate is challenged successfully by a higher taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations and financial condition.

Due to the possibility that the grant of the reduced VAT tax rate to us by the Huicheng Taxation Bureau may be overturned by higher levels of the PRC government and the potential negative effects on our results of operations and financial position if such event were to occur, we believe that investors were reluctant to participate in the Private Placement that we conducted concurrently with the Share Exchange.  Li Xuemei, our Chief Executive Officer and Chairman of the Board, believes that the revocation of the reduced VAT rate is remote, as does our management.  The reasons that Ms. Li and the Company’s management believe that the revocation of the reduced VAT rate is remote are:

•	the VAT reduction was granted by a governmental unit with authority to do so;

•	the rate reduction was done with all facts known by all parties;

•	the Company has no knowledge of similar revocations, nor are there any known court cases or administrative matters of which the Company is aware in which a revocation has taken place; and

•	the issuance of the rate reduction by local authorities was by an appropriately sanctioned administrative procedure.

Ms. Li did not have a material relationship to our company’s receipt of approval for 4% simplified VAT from the local agent of Huicheng Taxation Bureau; however, she desired that the Private Placement and Share Exchange be completed and she volunteered to indemnify us against our losses if such revocation occurred.  In January 2010, we entered into an Indemnification Agreement and Security Agreement with Ms. Li pursuant to which Ms. Li agreed to indemnify and pay to us amounts that would make us whole for any tax liability, penalty, loss, or other amounts expended as a result of any removal of our reduced 4% simplified VAT rate, including any requirement to make up all of the underpaid taxes.  In addition, pursuant to the terms of the Indemnification Agreement and Security Agreement, if Ms. Li is unable to or fails to pay all such amounts due to us under the agreement, we would have the right to obtain the proceeds from a forced sale of the real estate property secured under the Security Agreement.  Based on a review of valuation documents, we believe that the value of the collateral that Ms. Li provided to secure her indemnification to us is sufficient to cover any losses that we would incur from a revocation of our reduced simplified VAT rate.  However, if such sale proceeds were insufficient to cover amounts due to us, we would be able to cancel a number of shares of common stock in our company held by Ms. Li in an amount equal any shortfall.  Any such prospective change to the aforementioned tax approval would have a material adverse effect on our liquidity and profitability to the extent that we are unable to collect such deficiency from the related customers and to the extent that we are not able to collect any shortfall from Ms. Li under the Indemnification Agreement and Security Agreement. While we believe it is a remote contingency the clarification of the indemnity to potential investors was considered appropriate.

Change in Auditors

Kempisty & Company

On January 15, 2010, we dismissed AJ. Robbins, PC ("AJ. Robbins") as our independent registered public accounting firm following the change in control of our company on the closing of the Share Exchange.  We engaged AJ. Robbins to audit the financial statements of SRKP 22, Inc. for the year ended December 31, 2009.  The decision to change accountants was approved and ratified by our Board of Directors.  The report of AJ. Robbins on our financial statements for the fiscal year ended December 31, 2009 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph relative to our ability to continue as a going concern.  Additionally, during our two most recent fiscal years and any subsequent interim period, there were no disagreements with AJ. Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

While we engaged AJ. Robbins, there were no disagreements with AJ. Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to our company, which disagreements if not resolved to the satisfaction of AJ. Robbins would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for the fiscal year ended December 31, 2009.

We engaged Kempisty & Company Certified Public Accountants PC (“Kempisty”) as our independent registered public accounting firm as of January 15, 2010, the closing date of the Share Exchange.  Kempisty is and has been China Intelligent BVI’s independent registered public accounting firm prior to the closing of the Share Exchange.

MaloneBailey, LLP

On March 10, 2010, we dismissed Kempisty as our independent registered public accounting firm and appointed MaloneBailey, LLP (“MaloneBailey”) as our independent registered public accounting firm as of March 10, 2010. We were notified by Kempisty that it intended to cease auditing services for public companies and that certain employees of Kempisty would be providing services for MaloneBailey.

While we engaged Kempisty, there were no disagreements with Kempisty on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to our company, which disagreements if not resolved to the satisfaction of Kempisty would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for the fiscal years ended December 31, 2008 and 2007.

We engaged MaloneBailey as our independent registered public accounting firm to conduct the audit for the year ended December 31, 2009 for China Intelligent Lighting and Electronics, Inc. as of March 10, 2010.  During our fiscal year ended December 31, 2009, neither the we, nor anyone acting on our behalf, consulted with MaloneBailey regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that MaloneBailey concluded was an important factor considered by us in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We may face some risk from potential fluctuations in interest rates, although our debt obligations are primarily short-term in nature, but some bank loans have variable rates. If interest rates have great fluctuations, our financing cost may be significantly affected.

Foreign Currency Risk

A substantial portion of our operations are conducted in the PRC and our primary operational currency is Chinese Renminbi (“RMB”). As a result, currently the effect of the fluctuations of RMB exchange rates only has minimum impact on our business operations, but will be increasingly material as we introduce our products widely into new international markets. Substantially all of our revenues and expenses are denominated in RMB. However, we use the United States dollar for financial reporting purposes. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Country Risk

The substantial portion of our assets and operations are located and conducted in China. While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, there were changes in our internal control over financial reporting that occurred during the first quarter of the fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described below.

On October 20, 2009, we entered into a share exchange agreement with China Intelligent BVI and the sole shareholder of China Intelligent BVI.  Pursuant to the share exchange agreement, as amended by Amendment No. 1 dated November 25, 2009 and Amendment No. 2 dated January 15, 2010 (collectively, the “Exchange Agreement”), we agreed to issue an aggregate of 7,097,748 shares of its common stock in exchange for all of the issued and outstanding share capital of China Intelligent BVI (the “Share Exchange”). On January 15, 2010, the Share Exchange closed and China Intelligent BVI became our wholly-owned subsidiary and we immediately changed our name from “SRKP 22, Inc.” to “China Intelligent Lighting and Electronics, Inc.”  We issued a total of 7,097,748 shares to Li Xuemei, the sole shareholder of China Intelligent BVI, and her designees in exchange for all of the issued and outstanding capital stock of China Intelligent BVI.  Upon the closing of the Share Exchange, the internal control over financial reporting utilized by China Intelligent BVI prior to the Share Exchange became the internal control over financial reporting of our company. Following the Share Exchange the sole business conducted by our company became the business conducted by China Intelligent BVI, and we appointed new officers and directors, including our CEO and CFO.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

On January 15, 2010, we (i) closed a share exchange transaction, described below, pursuant to which we became the 100% parent of China Intelligent BVI, (ii) assumed the operations of China Intelligent BVI and its subsidiaries, and (iii) changed our name from SRKP 22, Inc. to China Intelligent Lighting and Electronics, Inc. As a result of the closing of the share exchange transaction, there have been material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009 and we set forth our risk factors below:

RISKS RELATED TO OUR OPERATIONS

We have depended on a small number of customers for the vast majority of our sales.  A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of customers. For the three months ended March 31, 2010, we had one customer  that generated revenues of at least 5% of our total revenues, with our largest customer accounting for 5.16% of our revenues for the three months ended March 31, 2010.  For the year ended December 31, 2009, none of our customers accounted for more than 5% of the revenues that we generated. We believe that we may depend upon a small number of customers for a significant majority of our sales in the future, and the loss or reduction in business from any of these customers could cause a significant decline in our sales and profitability.

A substantial portion of our assets has been comprised of trade receivables representing amounts owed by a small number of customers. If any of these customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which, in turn, could cause us to be unable to pay our liabilities and purchase an adequate amount of inventory to sustain or expand our sales volume.

Our trade receivables represented approximately 62%, 65% and 34% of our total current assets as of March 31, 2010, December 31, 2009 and December 31, 2008, respectively. As of March 31, 2010, 11.4% of our trade receivables represented amounts owed by two customers, who represented over 5% of the total amount of our accounts receivable.  As of December 31, 2009, 24.7% of our trade receivables were owed to us by four customers, each of which represented over 5% of the total amount of our trade receivables.  As a result of the substantial amount and concentration of our trade receivables, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to borrow funds to pay our liabilities and to purchase inventory to sustain or expand our current sales volume.

In addition, our business is characterized by long periods for collection from our customers and short periods for payment to our suppliers, the combination of which may cause us to have liquidity problems. We experience an average accounts settlement period ranging from 15 days to as high as three months from the time we sell our products to the time we receive payment from our customers. In contrast, we typically need to place certain deposits and advances with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. Because our payment cycle is considerably shorter than our receivable cycle, we may experience working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. We cannot assure you that system problems, industry trends or other issues will not extend our collection period and adversely impact our working capital.

Pursuant to the terms of the Trademark License Agreement, our right to use the Hyundai™ trademark is limited to the PRC and expires in July 2010, and our inability to extend our right to use the trademark under the agreement may have an adverse effect on our results of operations.

We believe that the Hyundai™ name provides us with high brand name recognition and visibility and expect that the brand name Hyundai™ will assist us in growing our business over the course of the next few years, assuming we reach an agreement with the licensor to extend the license agreement past the July 2010 expiration date.  We, through our subsidiary Hyundai Light, have a trademark license agreement with Hyundai Corporation, a company incorporated and existing under the laws of Korea, pursuant to which Hyundai Corporation granted us a license to use its trademark in connection with manufacturing, selling, and marketing wiring accessories and lighting products within the PRC. The trademark license agreement prohibits us from selling our Hyundai™ branded products outside of the PRC, and the agreement expires in July 2010, with renewal terms subject to further written agreement between the parties. We anticipate that the license agreement will be renewed in July 2010 because Hyundai Corporation has signed a non-binding memorandum of cooperation effective January 1, 2009 that indicates that Hyundai Corporation intends to renew our license agreement until December 31, 2018.  However, the memorandum is not binding on Hyundai Corporation and we have no control over Hyundai Corporation's decision whether to continue to license its trademark to us.  If such trademark license is discontinued, we would lose the right to use the Hyundai™ name in connection with our business.  As a result, we would not be able to sell our products under the trademark Hyundai™, even if we have inventory of such labeled products in our inventory.

The Trademark License Agreement has not been renewed as of March 31, 2010. Nonrenewal of the license agreement, or even a loss of our exclusivity, could result in a substantial decrease in revenue and cause significant harm to our business.  The amount of revenues generated from Hyundai branded products have historically accounted for approximately one-third of our total annual revenue and Hyundai branded products accounted for approximately one-third of our finished goods inventory as of March 31, 2010.  We hope to increase of branded sales going forward.  In the future, irrespective of our license with Hyundai Corporation, we may be unable to continue to obtain needed services or licenses for needed intellectual property on commercially reasonable terms, or at all, which would harm our ability to continue production, our cost structure and the quality of our products.

Our lack of long-term purchase orders and commitments could lead to a rapid decline in our sales and profitability.

Our significant customers issue purchase orders solely in their own discretion, often only one to three weeks before the requested date of shipment. Our customers are generally able to cancel orders or delay the delivery of products on relatively short notice. In addition, our customers may decide not to purchase products from us for any reason. Accordingly, we cannot assure you that any of our current customers will continue to purchase our products in the future. As a result, our sales volume and profitability could decline rapidly with little or no warning.

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. The limited certainty of product orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we depend on a small number of customers for the vast majority of our sales, the magnitude of the ramifications of these risks is greater than if our sales were less concentrated with a small number of customers. As a result of our lack of long-term purchase orders and purchase commitments we may experience a rapid decline in our sales and profitability.

In November 2008, we stopped borrowing funds from affiliated third parties to fund our business operations.  We expect that we will need additional capital to implement our current business strategy, and we will need to find new sources of financing, which may not be available to us.  Also, if we raise additional capital, it may dilute your ownership in us.

Prior to November 2008, our financing activities have been substantially dependent upon loans from affiliated parties, including Li Tianfu, our founder and a former owner, officer, and director of Hyundai Light and Electric (HZ) Co., Ltd. (“Hyundai HZ”) and Korea Hyundai Light & Electric (Intl) Holding Limited (“Hyundai HK”), in addition to companies controlled by Mr. Li, such as NIVS IntelliMedia Technology Group, Inc. and its subsidiaries.  For the year ended December 31, 2008, we had net cash of approximately $7.4 million provided from these financing activities from the affiliated parties.  The loans were interest free, for the purpose of temporary funding of our business operations, and were borrowed and repaid frequently, normally within three to six months from the date of the loan transaction.  We ceased to enter into the loan transactions in November 2008 and do not expect to enter into similar transactions.  We have since utilized other financing sources, such as short term bank loans and the sale of common stock.

In order to grow revenues and sustain profitability, we will need new sources of financing and additional capital. In fiscal 2009, we have entered into short term loan transactions. In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending.  The government’s actions may make it more difficult for use to renew our short terms loan transactions once they expire, in which case we will be forced to seek other sources of funding.  In January 2010, we closed a private placement of shares of our common stock from which we received gross proceeds of $3.5 million.  Assuming our sale of 3,500,000 shares of common stock at an assumed public offering price of $4.50 per share of common stock, we currently intend our proposed public offering to be in an amount equal to approximately $15.8 million.  Our ability to obtain additional financing will be, however, subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure you that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

If we lose our reduced VAT tax rate for which we received local approval for certain of our sales in the PRC for fiscal years 2008, 2009 and 2010, our liquidity and profitability could suffer a material adverse effect to the extent that we are unable to recoup such losses from our customers and a guarantor.

Enterprises which manufacture and sell products such as ours are typically required under Chinese law to pay the Chinese government value added tax (“VAT”) in an amount equal to 17% of gross sales of certain products sold and used in the PRC.  In 2007, through our subsidiary Hyundai Light, we received an approval from the local agent of national taxation authority, the State Taxation Bureau of Huicheng District, Huizhou, Guangdong (the "Huicheng Taxation Bureau"), to pay a 4% simplified VAT for fiscal years 2008, 2009 and 2010 for sales of certain products in the PRC.  As a result of this approval, our total tax savings for fiscal 2008 and 2009 was more than approximately $7.0 million; there will be additional tax savings in fiscal 2010.

The tax authority of the PRC Government conducts periodic and ad hoc tax reviews on business enterprises operating in the PRC.  Notwithstanding the tax concession granted by the Huicheng Taxation Bureau, it is possible that this decision may not be endorsed by higher levels of government.  If a tax audit is conducted by a higher tax authority and it was determined that such local approval was improper or unauthorized and that we should in fact have been paying VAT at the rate of 17% on all sales in the PRC, we may be required to make up all of the underpaid taxes.  In addition, under accounting standards with respect to accounting for uncertainty in income taxes, certain tax contingencies are recognized when they are determined to be more likely than not to occur, and we believe a similar accounting by analogy should apply to VAT.  Based on approvals that we have received on the use of the simplified VAT rate, we believe that the likelihood that a higher tax authority will determine that local approval of the reduced rate was improper or unauthorized does not reach a “more likely than not” level.  We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if such approvals are challenged by a higher tax authority.  If our use of the simplified VAT rate is challenged successfully by a higher taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations and financial condition. While we believe it is a remote contingency, the clarification of the indemnity to potential investors was considered appropriate.

Due to the possibility that the grant of the reduced VAT tax rate to us by the Huicheng Taxation Bureau may be overturned by higher levels of the PRC government and the potential negative effects on our results of operations and financial position if such event were to occur, we believed that investors may be reluctant to participate in the Private Placement that we conducted concurrently with the Share Exchange.  Li Xuemei, our Chief Executive Officer and Chairman of the Board, believes that the revocation of the reduced VAT rate is remote, as does our management.  The reasons that Ms. Li and our management believe that the revocation of the reduced VAT rate is remote are:

•	the VAT reduction was granted by a governmental unit with authority to do so;

•	the rate reduction was done with all facts known by all parties;

•	we have no knowledge of similar revocations, nor are there any known court cases or administrative matters of which we are aware in which a revocation has taken place; and

•	the issuance of the rate reduction by local authorities was by an appropriately sanctioned administrative procedure.

Ms. Li did not have a material relationship to our company’s receipt of approval for 4% simplified VAT from the local agent of Huicheng Taxation Bureau; however, she desired that the Private Placement and Share Exchange be completed and she volunteered to indemnify us against our losses if such revocation occurred.  In January 2010, we entered into an Indemnification Agreement and Security Agreement with Ms. Li pursuant to which Ms. Li agreed to indemnify and pay to us amounts that would make us whole for any tax liability, penalty, loss, or other amounts expended as a result of any removal of our reduced 4% simplified VAT rate, including any requirement to make up all of the underpaid taxes.  In addition, pursuant to the terms of the Indemnification Agreement and Security Agreement, if Ms. Li is unable to or fails to pay all such amounts due to us under the agreement, we would have the right to obtain the proceeds from a forced sale of the real estate property secured under the Security Agreement.  Based on a review of valuation documents, we believe that the value of the collateral that Ms. Li provided to secure her indemnification to us is sufficient to cover any losses that we would incur from a revocation of our reduced simplified VAT rate.  However, if such sale proceeds were insufficient to cover amounts due to us, we would be able to cancel a number of shares of common stock in our company held by Ms. Li in an amount equal any shortfall.  Any such prospective change to the aforementioned tax approval would have a material adverse effect on our liquidity and profitability to the extent that we are unable to collect such deficiency from the related customers and to the extent that we are not able to collect any shortfall from Ms. Li under the Indemnification Agreement and Security Agreement.

We may be exposed to monetary fines by the local housing authority and claims from our employees in connection with Hyundai Light’s non-compliance with regulations with respect to contribution of housing provident funds for employees.

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions must beat least 5% of each employee’s average monthly income in the previous year. Hyundai Light has not paid such funds for its employees since its establishment and the accumulated unpaid amount is approximately $244,000. The amount has been accrued as a liability at December 31, 2009.  Under local regulations on collection of housing provident funds in Huizhou City where Hyundai Light is located, the local housing authority may require Hyundai Light to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If Hyundai Light fails to do so within the specified time period, the local housing authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement. Hyundai Light employees may also be entitled to claim payment of such funds individually. If we receive any notice from the local housing authority or any claim from our current and former employees regarding Hyundai Light’s non-compliance with the regulations, our reputation, financial condition and results of operations could be materially and adversely affected.

Lighting products, particularly emerging LED products, are subject to rapid technological changes. If we fail to accurately anticipate and adapt to these changes, the products we sell will become obsolete, causing a decline in our sales and profitability.

Lighting products are subject to rapid technological changes which often cause product obsolescence. Companies within the lighting industry are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product's life cycle is extremely short, generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

In addition, we form alliances or business relationships with, and make strategic partnerships with, other companies to introduce new technologies. This is particularly important to the development and enhancement of our LED technology. In some cases, such relationships are crucial to our goal of introducing new products and services, but we may not be able to successfully collaborate or achieve expected synergies with our partners. We do not, however, control these partners, who may make decisions regarding their business undertakings with us that may be contrary to our interests. In addition, if these partners change their business strategies, we may fail to maintain these relationships.

We do not carry any business interruption insurance, products liability insurance or any other insurance policy except for a limited property insurance policy. As a result, we may incur uninsured losses, increasing the possibility that you would lose your entire investment in our company.

We could be exposed to liabilities or other claims for which we would have no insurance protection. We do not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business. There can be no guarantee that we will be able to obtain additional insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we do not carry products liability insurance, a failure of any of the products marketed by us may subject us to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of our products. We cannot assure that we will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent we incur any product liability or other litigation losses, our expenses could materially increase substantially. There can be no assurance that we will have sufficient funds to pay for such expenses, which could end our operations and you would lose your entire investment.

We rely on a limited number of suppliers for our raw materials, and unanticipated disruptions in our operations or slowdowns by our suppliers and shipping companies could adversely affect our ability to deliver our products and service our customers which could materially and adversely affect our revenues and our relationships with our customers.

Our top three suppliers of accounted for a total of approximately 23.37%, 23.27% and 13.76% of our raw material purchases for the three months ended March 31, 2010 and for the years ended December 31, 2009 and December 3, 2008, respectively.  We generally have supply agreements that are no longer than one year.  Our primary suppliers of raw materials are located in Huizhou, Zhongshan and Shenzhen.   Our largest supplier accounted for approximately 8.69%, 10.4% and 6.77% of our raw material purchases for the three months ended March 31, 2010 and for the years ended December 31, 2009 and December 3, 2008, respectively.

Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on:

•	the efficient and uninterrupted operation of our distribution centers; and

•	the timely and uninterrupted performance of third party suppliers, shipping companies, and dock workers.

Any material disruption or slowdown in the operation of our distribution centers, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal manufacturers, suppliers and shippers could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be cancelled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, our revenues and operating results could be materially and adversely affected.

We intend to make significant investments in research and development and new lighting products that may not be profitable.

Companies in our industry are under pressure to develop new designs and product innovations to support changing consumer tastes and regulatory requirements.  We have engaged in research and development activities and we believe that substantial additional research and development activities are necessary to allow us to offer technologically-advanced products. We expect that our research and development budget will increase significantly as we attempt to create new products and as we have access to additional working capital to fund these activities.  We intend to use approximately one-third of the net proceeds from the proposed public offering, or an estimated $6 million, for research and development focused on LED technologies and an additional one-third for expansion of our manufacturing and production of LED components.  However, research and development and investments in new technology are inherently speculative and commercial success depends on many factors including technological innovation, novelty, service and support, and effective sales and marketing.

We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may be minimal.

Our operating results are substantially dependent on the development and acceptance of new LED and other lighting products.

Our future success may depend on our ability to develop new and lower cost LED and lighting solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, particularly as it relates to LEDs, and we have experienced delays in completing the development and introduction of new products. The successful development and introduction of these products depends on a number of factors, including the following:

•	achievement of technology advancements required to make commercially viable devices;

•	the accuracy of our predictions for market requirements and evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to expand sales and influence key customers to adopt our products;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities and at low enough costs for commercial sales;

•	our ability to effectively transfer products and technology developed in location or geographic region to our manufacturing facilities in another location or geographic region;

•	our customers’ ability to develop competitive products incorporating our products; and

•	acceptance of our customers’ products by the market.

If any of these or other factors becomes problematic, we may not be able to develop and introduce these new products in a timely or cost-effective manner.

Our failure to effectively manage growth could harm our business.

We have rapidly and significantly expanded the number and types of products we sell, and we will endeavor to further expand our product portfolio. We must continually introduce new products and technologies, enhance existing products, and effectively stimulate customer demand for new products and upgraded versions of our existing products in order to remain competitive.

This expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by our growth include the following:

•                 New Lighting Product Launch: With the growth of our product portfolio, we experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effective marketing to stimulate demand and market acceptance. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose retail shelf space and product sales;

•                 Forecasting, Planning and Supply Chain Logistics: With the growth of our product portfolio, we also experience increased complexity in forecasting customer demand, planning for production, and transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory; and

•                 Support Processes: To manage the growth of our operations, we will need to continue to improve our transaction processing, operational and financial systems, and procedures and controls to effectively manage the increased complexity. If we are unable to scale and improve these areas, the consequences could include delays in shipment of products, degradation in levels of customer support, lost sales, decreased cash flows, and increased inventory. These difficulties could harm or limit our ability to expand.

Our products could contain defects or they may be installed or operated incorrectly, which could result in claims against us or reduce sales of those products.

Despite quality control testing by us, errors have been found and may be found in the future in our existing or future products. This could result in, among other things, a delay in the recognition or loss of revenue, loss of market share or failure to achieve market acceptance. These defects could cause us to incur significant warranty, support and repair costs, divert the attention of our personnel from our product development efforts and harm our relationship with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our lighting products and would likely harm our business.  Defects, integration issues or other performance problems in our lighting products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products. Our customers and end-users could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend.

If the landlord of our manufacturing facilities is unable to maintain its Guangdong Province Pollution Discharge Certificate, we may lose our ability to continue conducting our manufacturing operations.

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process.   The manufacturing facilities in which we operate is subject to the PRC’s environmental laws and requirements. Our landlord, Huizhou NIVS Audio & Video Technology Company Limited, that leases the factory to us is required to and has obtained a Guangdong Province Pollution Discharge Certificate issued by Huizhou Environment Protection Bureau and is responsible for the disposal of the waste in accordance with applicable environmental regulations. If our landlord fails to comply with the provisions of the permit and environmental laws, our landlord could be subject to sanctions by regulators, including the suspension or termination of its Certificate, which would result in the suspension or termination of our manufacturing operations, which would have a material adverse effect on our results of operations.

Our LED revenues are highly dependent on our customers’ ability to produce and sell more integrated products using our LED products.

Because our customers generally integrate our LED products into the products that they market and sell, our LED revenues depend on getting our LED products designed into a larger number of our customers’ products and our customers’ ability to sell those products. We also have current and prospective customers that create lighting systems using our LED components. Sales of LED components for these applications are highly dependent upon our customers’ ability to develop high quality and highly efficient lighting products. The lighting industry has traditionally not had this level of technical expertise for LED related designs, which may limit the success of our customers’ products. Even if our customers are able to develop efficient systems, there can be no assurance that our customers will be successful in the marketplace.

The lighting industry is subject to significant fluctuations in the availability of raw materials and components. If we do not properly anticipate the need for critical raw materials and components, we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

As the availability of raw materials and components decreases, the cost of acquiring those raw materials and components ordinarily increases. If we fail to procure adequate supplies of raw materials and components in anticipation of our customers' orders or end-users’ demand, our gross margins may be negatively impacted due to higher prices that we are required to pay for raw materials and components in short supply. High-growth product categories have experienced chronic shortages of raw materials and components during periods of exceptionally high demand. If we do not properly anticipate the need for critical raw materials and components, we may pay higher prices for the raw materials and components, and we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

Variations in our production yields and limitations in the amount of process improvements we can implement could impact our ability to reduce costs and could cause our margins to decline and our operating results could suffer.

A significant portion of our products are manufactured using technologies that are highly complex, and the number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;

•	contamination of the manufacturing environment;

•	equipment failure, power outages or variations in the manufacturing process;

•	lack of consistency and adequate quality and quantity of piece parts and other raw materials;

•	losses from broken components or parts, inventory shrinkage or human errors;

•	defects in packaging; and

•	any transitions or changes in our production process, planned or unplanned.

Any difficulties that we experience in achieving acceptable yields on new products may adversely affect our operating results, and we cannot predict when they may occur or their severity. In some instances, we may offer products for future delivery at prices based on planned yield improvements or increased cost efficiencies from other production advances. Failure to achieve these planned improvements or advances could significantly affect our margins and operating results.

We believe that mandatory and voluntary certification and compliance issues are critical to adoption of our lighting systems, and failure to obtain such certification or compliance would harm our business.

We are required to comply with certain legal requirements governing the materials in our products. Although we are not aware of any efforts to amend any existing legal requirements or implement new legal requirements in a manner with which we cannot comply, our revenue might be materially harmed if such an amendment or implementation were to occur.

Moreover, although not legally required to do so, we strive to obtain certification for substantially all our products. Where appropriate in certain jurisdictions, we seek to obtain national or regional certifications for our products. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, that we will be able to maintain any such certifications for our existing products, especially since existing codes and standards were not created with our lighting products in mind. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain ratification for new products, our revenue might be materially harmed if such an amendment or implementation were to occur.

We depend on distributors and independent sales representatives for a substantial portion of our revenue and sales, and the failure to manage successfully our relationships with these third parties, or the termination of these relationships, could cause our revenue to decline and harm our business.

We rely significantly on indirect sales channels to market and sell our products. Most of our products are sold through independent distributors and agents. In addition, these parties provide technical sales support to end-users. Our current distribution agreements are either exclusive or not exclusive with respect to geographic location, depending on the market size.  Furthermore, our agreements are generally short-term, such as one year, and can be cancelled by these sales channels without significant financial consequence. We cannot control how these sales channels perform and cannot be certain that we or end-users will be satisfied by their performance. If these distributors and agents significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our revenue and profits.

We may incur design and development expenses and purchase inventory in anticipation of orders which are not placed.

In order to transact business, we assess the integrity and creditworthiness of our customers and suppliers and we may, based on this assessment, incur design and development costs that we expect to recoup over a number of orders produced for the customer. Such assessments are not always accurate and expose us to potential costs, including the write off of costs incurred and inventory obsolescence if the orders anticipated do not materialize. We may also occasionally place orders with suppliers based on a customer’s forecast or in anticipation of an order that is not realized. Additionally, from time to time, we may purchase quantities of supplies and materials greater than required by customer orders to secure more favorable pricing, delivery or credit terms.  These purchases can expose us to losses from cancellation costs, inventory carrying costs or inventory obsolescence, and hence adversely affect our business and operating results.

We may adopt an equity incentive plan under which we may grant securities to compensate employees and other services providers, which would result in increased share-based compensation expenses and, therefore, reduce net income.

We may adopt an equity incentive plan under which we may grant shares or options to qualified employees.  Under current accounting rules, we would be required to recognize share-based compensation as compensation expense in our statement of income, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We have not made any such grants in the past, and accordingly our results of operations have not contained any share-based compensation charges.  The additional expenses associated with share-based compensation may reduce the attractiveness of issuing stock options under an equity incentive plan that we may adopt in the future. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute the stockholders’ ownership interests in our company.

We are subject to market risk through our sales to international markets.

A relative small but growing percentage of our sales are being derived from international markets. These international sales are primarily focused in Middle East and South East Asia. These operations are subject to risks that are inherent in operating in foreign countries, including the following:

•	foreign countries could change regulations or impose currency restrictions and other restraints;

•	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we operate;

•	exchange controls;

•	some countries impose burdensome tariffs and quotas;

•	political changes and economic crises may lead to changes in the business environment in which we operate;

•	international conflict, including terrorist acts, could significantly impact our financial condition and results of operations; and

•	economic downturns, political instability and war or civil disturbances may disrupt distribution logistics or limit sales in individual markets.

In addition, we utilize third-party distributors to act as our representative for the geographic region that they have been assigned. Sales through distributors represent approximately 87% of total revenue during the three months ended March 31, 2010. Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment. Our success is dependent on these distributors finding new customers and receiving new orders from existing customers.

Our business may be adversely affected by the global economic and construction industry downturn, in addition to the continuing uncertainties in the financial markets.

The global economy is currently in a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy, the global financial markets and consumer confidence. If economic conditions deteriorate further, our business and results of operations could be materially and adversely affected.

Additionally, in many areas, sales of new and existing homes have slowed and there has been a continued downturn in the housing market, as well as adverse changes in employment levels, job growth, consumer confidence and interest rates, in addition to an oversupply of commercial and residential buildings for sale. Sales of our lighting products depend significantly upon the level of new building construction and renovation, which are affected by housing market trends, interest rates and weather. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders. Thus, any economic downturns generally or in our markets specifically, particularly those affecting new building construction and renovation or that cause end-users to reduce or delay their purchases of lighting products, signs or displays, would have a material adverse effect on our business, cash flows, financial condition and results of operations.

Additionally, the inability of our customers and suppliers to access capital efficiently, or at all, may have other adverse effects on our financial condition. For example, financial difficulties experienced by our customers or suppliers could result in product delays, increase trade receivables defaults, and increase our inventory exposure. The impact of tightening credit conditions may impair our customers’ ability to effectively access capital markets, resulting in a decline in construction, renovation, and relight projects. The inability of our customers to borrow money to fund construction and renovation projects reduces the demand for our products and services and may adversely affect our results from operations and cash flow. These risks may increase if our customers and suppliers do not adequately manage their business or do not properly disclose their financial condition to us.

Although we believe we have adequate liquidity and capital resources to fund our operations internally, in light of current market conditions, our inability to access the capital markets on favorable terms, or at all, may adversely affect our financial performance. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.

We are subject to intense competition in the industry in which we operate, which could cause material reductions in the selling price of our products or losses of our market share.

The lighting industry is highly competitive, especially with respect to pricing and the introduction of new products and features. Our products compete in the emerging LED and traditional lighting market and compete primarily on the basis of:

•	brand recognition;

•	efficiency;

•	quality;

•	price;

•	design; and

•	quality service and support to retailers and our customers.

In recent years, we and many of our competitors have regularly lowered prices for more developed products, and we expect these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions from our suppliers or changes in product mix, our revenues and profits could be substantially reduced. As compared to us, many of our competitors have:

•	significantly longer operating histories;

•	significantly greater managerial, financial, marketing, technical and other competitive resources; and

•	greater brand recognition.

As a result, our competitors may be able to:

•	adapt more quickly to new or emerging technologies and changes in customer requirements;

•	devote greater resources to the promotion and sale of their products and services; and

•	respond more effectively to pricing pressures.

These factors could materially adversely affect our operations and financial condition. In addition, competition could increase if:

•	new companies enter the market;

•	existing competitors expand their product mix; or

•	we expand into new markets.

An increase in competition could result in material price reductions or loss of our market share.

We may not be able to effectively recruit and retain skilled employees, particularly scientific, technical and management professionals.

Our ability to compete effectively depends largely on our ability to attract and retain certain key personnel, including scientific, technical and management professionals. We anticipate that we will need to hire additional skilled personnel in all areas of our business. Industry demand for such employees, however, exceeds the number of personnel available, and the competition for attracting and retaining these employees is intense. Because of this intense competition for skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees to keep up with future business needs. If this should happen, our business, operating results and financial condition could be adversely affected.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the new law, we have had to increase the salaries of our employees, provide additional benefits to our employees, and revise certain other of our labor practices. The increase in labor costs has increased our operating costs, which increase we have not always been able to pass through to our customers. In addition, under the new law, employees who either have worked for us for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duties. Such non-cancelable employment contracts will substantially increase our employment related risks and limit our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

Our business could be materially adversely affected if we cannot protect our intellectual property rights or if we infringe on the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain and protect our proprietary rights, including patents that we use in our business and our brand name. We have a license to sell our products under the brand name of HYUNDAI™, which is materially important to our business. Under our license agreement with Hyundai Corporation, which expires in July 2010, we have a non-assignable, non-transferrable and non-sub-licensable license to use the trademark of HYUNDAI™ to manufacture, sell and market the wiring accessories and lighting products within the PRC for a term from August 1, 2008 to July 31, 2010.  However, third parties may seek to challenge, invalidate, circumvent or render unenforceable any proprietary rights owned by or licensed to us. In addition, in the event third party licensees fail to protect the integrity of our trademarks, the value of these trademarks could be materially adversely affected.

Our inability to protect our proprietary rights could materially adversely affect the license of our trade names and trademarks to third parties as well as our ability to sell our products. Litigation may be necessary to:

•	enforce our intellectual property rights;

•	protect our trade secrets; and

•	determine the scope and validity of such intellectual property rights.

Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and management’s attention from the operation of our business.

We may receive notice of claims of infringement of other parties’ proprietary rights. Such actions could result in litigation and we could incur significant costs and diversion of resources in defending such claims. The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief. Such relief could effectively block our ability to make, use, sell, distribute or market our products and services in certain jurisdictions. We may also be required to seek licenses to such intellectual property. We cannot predict, however, whether such licenses would be available or, if available, could be obtained on terms that are commercially reasonable and acceptable to us. The failure to obtain the necessary licenses or other rights could delay or preclude the sale, manufacture or distribution of our products and could result in increased costs to us.

As of December 31, 2009, we are a party to a cross-guarantee loan arrangement pursuant to which we may lose a deposit with banks if the other parties to the guarantee default on their loans, which would reduce our available working capital.

In April 2009, we obtained a one-year term loan of approximately $1.0 million from Pudong Development Bank.  This loan was outstanding as of March 31, 2010.  In connection with the loan, we also entered into a guarantee agreement with the bank and six different companies pursuant to which all of the companies, including us, cross guarantee each others’ loans.  According to the terms of the guarantee, in the event one company defaults on its loan, the other companies are required to pay a penalty to the bank based on the percentage of the defaulted loan such that the bank can recoup its losses on the defaulted loan through such penalty.  Additionally, we and the other companies were required to deposit 30% of its respective loan amount in an account held at the bank to be used as collateral for the loans, guarantee, and any potential penalty that may result from another company’s default.  Our deposit was approximately $350,000 as of March 31, 2010.  Our cross guarantee under the loan is limited to the restricted cash held at the bank.  The default of the third parties on their loans is out of our control, but we could lose all or a party of our deposit with the bank, which would reduce our working capital and could have a material adverse effect on our financial status.

We may pursue future growth through strategic acquisitions and alliances which may not yield anticipated benefits and may adversely affect our operating results, financial condition and existing business.

We may seek to grow in the future through strategic acquisitions in order to complement and expand our business. The success of our acquisition strategy will depend on, among other things:

•	the availability of suitable candidates;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions;

•	the ability to establish new informational, operational and financial systems to meet the needs of our business;

•	the ability to achieve anticipated synergies, including with respect to complementary products or services; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

If we are not successful in integrating acquired businesses and completing acquisitions in the future, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. Acquired businesses may fail to meet our performance expectations. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected.

RISKS RELATED TO US DOING BUSINESS IN CHINA

Substantially all of our assets are located in the PRC and a substantial portion of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC.  The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities.  Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters.  Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization.  There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain.  Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes.  Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China.  There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the lighting industry and lighting product safety, national security-related laws and regulations and export/import laws and regulations, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, and financial and business taxation laws and regulations.

The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters.  However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties.  New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our principal operating subsidiary, Hyundai Light and Electric (Huizhou) Co., Ltd., a company organized under the laws of the PRC (“Hyundai Light”), is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises.  We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.  If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations, including the manufacturing and distribution of our products, are conducted in China.  Moreover, all of our directors and officers are nationals and residents of China.  All or substantially all of the assets of these persons are located outside the United States and in the PRC.  As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons.  In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiary, Hyundai Light, is a wholly foreign-owned enterprise, commonly known as a WFOE.  A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license.  Our license permits us to produce and market to design, develop, produce and sell lighting and electric products and accessories, with 30% of products sold overseas and 70% sold domestically in China.   Any amendment to the scope of our business, including expansion of our international business beyond 30%, requires further application and government approval.  In order for us to expand our business beyond the scope of our license, we will be required to enter into a negotiation with the PRC authorities for the approval to expand the scope of our business.  We cannot assure investors that Hyundai Light will be able to obtain the necessary government approval for any change or expansion of its business.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations.  Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

We are subject to various environmental laws and regulations in China.  We cannot assure you that at all times we will be in compliance with the environmental laws and regulations or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws and regulations.  Additionally, these regulations may change in a manner that could have a material adverse effect on our business, results of operations and financial condition.  We have made and will continue to make capital and other expenditures to comply with environmental requirements.

Furthermore, our failure to comply with applicable environmental laws and regulations worldwide could harm our business and results of operations. The manufacturing, assembling and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:

•	regulatory penalties, fines and legal liabilities;

•	suspension of production;

•	alteration of our fabrication, assembly and test processes; and

•	curtailment of our operations or sales.

In addition, our failure to manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs or incur other expenses associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of one or more of such materials in our manufacturing, assembly and test processes or products. Any of these restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our manufacturing processes.

Contract drafting, interpretation and enforcement in China involves significant uncertainty.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

We could be liable for damages for defects in our products pursuant to the Tort Liability Law of the PRC.

The Tort Liability Law of the People’s Republic of China, which was passed during the 12th Session of the Standing Committee of the 11th National People’s Congress on December 26, 2009, states that manufacturers are liable for damages caused by defects in their products and sellers are liable for damages attributable to their fault. If the defects are caused by the fault of third parties such as the transporter or storekeeper, manufacturers and sellers are entitled to claim for compensation from these third parties after paying the compensation amount.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate.  Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for our proposed public offering and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. If any PRC resident stockholder of an offshore holding company fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity. Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We have asked our stockholders who are PRC residents as defined in Circular 75 to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, Hyundai Light’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. Failure by our PRC resident beneficial holders could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Hyundai Light’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.  Our PRC counsel, Guangdong Laowei Law Firm, has advised us that because we were established as a qualified foreign invested enterprise before September 8, 2006, the effective date of the new regulation, it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our Common Stock does not require CSRC approval.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our proposed public offering into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt our proposed public offering before settlement and delivery of the common stock offered thereby. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies. These news reports have created further uncertainty regarding the approach that the CSRC and other PRC regulators may take with respect to us.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

If the land use rights of our landlord are revoked, we would be forced to relocate operations.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. We do have any land use rights and each of our manufacturing facilities rely on land use rights of a landlord, and the loss of such rights would require us to identify and relocate our manufacturing and other facilities, which could have a material adverse effect on our financial conditions and results of operations.

We will not be able to complete an acquisition of prospective acquisition targets in the PRC unless their financial statements can be reconciled to U.S. generally accepted accounting principles in a timely manner.

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. generally accepted accounting principles. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our retail operations. Furthermore, if we consummate an acquisition and are unable to timely file audited financial statements and/or pro forma financial information required by the Exchange Act, such as Item 9.01 of Form 8-K, we will be ineligible to use the SEC’s short-form registration statement on Form S-3 to raise capital, if we are otherwise eligible to use a Form S-3. If we are ineligible to use a Form S-3, the process of raising capital may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.

We face risks related to natural disasters, terrorist attacks or other events in China that may affect usage of public transportation, which could have a material adverse effect on our business and results of operations.

Our business could be materially and adversely affected by natural disasters, terrorist attacks or other events in China.  For example, in early 2008, parts of China suffered a wave of strong snow storms that severely impacted public transportation systems. In May 2008, Sichuan Province in China suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties.  The May 2008 Sichuan earthquake has had a material adverse effect on the general economic conditions in the areas affected by the earthquake.  Any future natural disasters, terrorist attacks or other events in China could cause a reduction in usage of or other severe disruptions to, public transportation systems and could have a material adverse effect on our business and results of operations.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer (“Circular 698”) that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 – Circular 698) on December 15, 2009 that addresses the transfer of shares by nonresident companies.  Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China.  Circular 698, which provides parties with a short period of time to comply its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company.  Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

There is uncertainty as to the application of Circular 698.  For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise.  In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our company complies with the Circular 698.  As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time.  Conversely, if we decide to convert our Renminbi into U.S. Dollars for our operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the dollar appreciate against the Renminbi.  We currently do not hedge our exposure to fluctuations in currency exchange rates.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system.  Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.  In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the dollar.  Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies.  While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, the change in China’s Consumer Price Index increased to 8.5% in April 2008. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending.  The implementation of such policies may impede economic growth.  In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy.  In April 2006, the People’s Bank of China raised the interest rate again.  Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit.  A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit.  Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some that may compete with us, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC.  We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE.  We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options.  For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of whom are PRC citizens.  Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees.  In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Our operating subsidiary, Hyundai Light, has enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

Under the tax laws of the PRC, Hyundai Light has had tax advantages granted by local government for enterprise income taxes commencing April 6, 2004. Hyundai Light has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 25% for the following three consecutive years.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, 2007 the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

Under the New EIT Law, we and China Intelligent BVI may be classified as “resident enterprises” of China for tax purpose, which may subject us and China Intelligent BVI to PRC income tax on taxable global income.

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, enterprises are classified as resident enterprises and non-resident enterprises.  An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes.  The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us and China Intelligent BVI. Both our and China Intelligent BVI’s members of management are located in China. If the PRC tax authorities determine that we or China Intelligent BVI is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, including interest income on the proceeds from our proposed public offering, as well as PRC enterprise income tax reporting obligations. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC stockholders. It is unclear whether the dividends that we or China Intelligent BVI receives from Hyundai Light will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to our stockholders are treated as income derived from sources within China, then the dividends that stockholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the New EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC.  Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and we are considered as a resident enterprise which is domiciled in China for tax purpose.  Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the purpose of us and China Intelligent BVI is holding Hyundai Light, and the capital gain derived by our overseas stockholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%.  If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign stockholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

In January, 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China.  Further, the Measures provides that in case of equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file tax declaration with the PRC tax authority located at place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise.  However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect shareholder of the said PRC company.  Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in China, where all of our manufacturing facilities are located and where the substantial portion of our sales occur, could have a negative effect on our operations.  Our business is dependent upon our ability to continue to manufacture products.  Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Further downturn in the economy of the PRC may slow our growth and profitability.

A significant portion of our revenues are generated from sales in China.  The growth of the Chinese economy has been uneven across geographic regions and economic sectors, in large part due to the recent downturn in the global economy, which resulted in slow growth of the China economy.  While the Chinese economy has recently begun to show signs of improvement, there can be no assurance that growth of the Chinese economy will be steady or that there will not be further deterioration in the global economy as a whole or the Chinese economy in particular.  If economic conditions deteriorate further, our business and results of operations could be materially and adversely affected, especially if such conditions result in a decreased use of our products or in pressure on us to lower our prices.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. GAAP and securities laws, and which could cause a materially adverse impact on our financial statements, the trading of our common stock and our business

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may difficulty hiring new employees in the PRC with experience and expertise relating to U.S. GAAP and U.S. public-company reporting requirements. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, material weaknesses or lack of compliance could result in restatements of our historical financial information, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved  in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a materially adverse effect on our reputation and business.

RISKS RELATED TO OUR CAPITAL STRUCTURE

There is no current trading market for our common stock, and there is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system.  We have commenced the application process for the listing of our common stock on the NYSE Amex under the symbol “CIL”.  There is no guarantee that NYSE Amex, or any other securities exchange or quotation system, will permit our shares to be listed and traded.  If we fail to obtain a listing on the NYSE Amex, we will not complete the proposed public offering.  Even if such listing is approved, there can be no assurance that any broker will be interested in trading our stock.  Our lead underwriter in our proposed public offering, Rodman & Renshaw LLC, is not obligated to make a market in our securities and, even after making a market, can discontinue market making at any time without notice.

The market price and trading volume of shares of our common stock may be volatile.

When and if a market develops for our securities, the market price of our common stock could fluctuate significantly for many reasons, including for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. In addition, when the market price of a company’s shares drops significantly, stockholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Share Exchange, we agreed to file a registration statement with the Securities and Exchange Commission to register the shares of our common stock issued in an equity financing that was conducted concurrently with the Share Exchange.  The registration statement must be filed within 30 days of the closing of the Share Exchange.  Each investor in the Private Placement may sell or transfer any shares of the common stock after the effective date of the registration statement except that they, along with all of our pre-Share Exchange stockholders, entered into a lock-up agreement pursuant to which they agreed that (i) if the proposed public offering that we are conducting is for $10 million or more, then the investors would not be able sell or transfer their shares until at least six months after the completion of the public offering, and (ii) if the offering is for less than $10 million, then one-tenth of the investors’ shares would be released from the lock-up restrictions ninety days after offering and there would be a pro rata release of the shares thereafter every 30 days over the following nine months.  Assuming our sale of 3,500,000 shares of common stock at an assumed public offering price of $4.50 per share of common stock, which is the mid-point of the estimated initial offering price range, we currently intend our proposed public offering to be in an amount equal to approximately $15.8 million.  Accordingly, the investors would be subject to lock-up restrictions such that they would be able to sell and/or transfer all of their shares six months after the completion of the public offering, subject to early release by WestPark Capital.  WestPark Capital, in its sole discretion, may allow early releases under the referenced lock-up restrictions provided however that (i) no early release shall be made with respect to pre-Share Exchange stockholders prior to the release in full of all such lock-up restrictions on shares of the common stock acquired in the Private Placement and (ii) any such early release shall be made pro rata with respect to all investors’ shares acquired in the Private Placement.

We have also agreed to register shares of common stock held by our stockholders immediately prior to the Share Exchange and all of the shares of common stock underlying the warrants held by our stockholders immediately prior to the Share Exchange, both of which total 2,208,359 shares of common stock.  All of the shares included in an effective registration statement may be freely sold and transferred, subject to any applicable lock-up agreement.

Additionally, the former stockholder of Hyundai Light and her designees received 7,097,748 shares of common stock in the Share Exchange, and may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations.  Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of May 5, 2010, 1% of our issued and outstanding shares of common stock was approximately 98,937 shares.  Non-affiliate stockholders are not subject to volume limitations.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

The former principal shareholder of China Intelligent BVI and her designees have significant influence over us.

Li Xuemei, the former shareholder of China Intelligent BVI, beneficially owns 3,809,348 shares of our common stock, which, based on 9,893,704 shares outstanding, represents approximately 38.5% of our outstanding common stock prior to completion of our proposed public offering.  In addition, Li Xuemei’s designees also received shares of common stock in the Share Exchange.  The combined share ownership of Ms. Li and her designees represents approximately 66.5% of our outstanding shares immediately prior to the closing of our proposed public offering.

As a result, Ms. Li individually has significant influence over our company and Ms. Li and her designees, with their combined share ownership, have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions.  The designees principally consist of relatives of Li Xuemei, who has no control over the shares held by them, and there is no agreement among the stockholders to vote their shares in any particular manner.  However, if the stockholders were to vote together, they would have the power to prevent or cause a change in control.  In addition, without the consent of Ms. Li and her designees, we could be prevented from entering into transactions that could be beneficial to us.  The interests of Li Xuemei and the designees may differ from the interests of our other stockholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.  Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds.  Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants.  The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC.  Accordingly, we believe that the annual assessment of our internal controls requirement and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2010 fiscal year.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We may not be able to achieve the benefits we expect to result from the Share Exchange.

We entered into the Exchange Agreement with China Intelligent BVI and the sole shareholder of China Intelligent BVI pursuant to which we agreed to acquire 100% of the issued and outstanding securities of China Intelligent BVI in exchange for 7,097,748 shares of our common stock.  On January 15, 2010, the Share Exchange closed, China Intelligent BVI became our 100%-owned subsidiary, and our sole business operations became that of China Intelligent BVI and its subsidiaries.  We also have a new Board of Directors and management consisting of persons from China Intelligent BVI and changed our corporate name from SRKP 22, Inc. to China Intelligent Lighting and Electronics, Inc.

We may not realize the benefits that we hoped to receive as a result of the Share Exchange, which include:

•	access to the capital markets of the United States;

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;

•	the ability to use registered securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Share Exchange will be realized with respect to our new business operations.  In addition, the attention and effort devoted to achieving the benefits of the Share Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We will have to comply with these rules by June 15, 2011. China Intelligent’s management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”), once, and if, it starts trading.  Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of us the trading price for our common stock and other securities would be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth.  As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.  Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future.  Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report, including in the documents incorporated by reference into this report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the Share Exchange. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Collectability of trade receivables due to us by our customers;

•	Our ability to develop and market new products;

•	Our ability to extend the term of our Trademark License Agreement to use the Hyundai™ trademark;

•	Our ability to raise additional capital to fund our operations;

•	Our ability to use of a reduced, simplified VAT rate;

•	Our ability to accurately forecast amounts of supplies needed to meet customer demand;

•	Exposure to market risk through sales in international markets;

•	The market acceptance of our products;

•	Exposure to product liability and defect claims;

•	Fluctuations in the availability of raw materials and components needed for our products;

•	Protection of our intellectual property rights;

•	Changes in the laws of the PRC that affect our operations;

•	Inflation and fluctuations in foreign currency exchange rates;

•	Our ability to obtain all necessary government certifications, approvals, and/or licenses to conduct our business;

•	Development of a public trading market for our securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•
The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

The risks included above are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business and operating results. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

You should read this report, and the filings and documents that we have filed with the Securities and Exchange Commission, completely and with the understanding that our actual future results, levels of activity, performance and achievements may materially differ from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Intelligent Lighting and Electronics, Inc.

Dated: May 14, 2010		/s/ Li Xuemei
	By:	Li Xuemei
Its:Chairman of the Board and Chief Executive Officer