Form 10-Q
period 2010-06-30
China Intelligent Lighting & Electronics, Inc.
filed 2010-08-12
CIK 1421525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-34783

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 13,243,704 as of August 12, 2010.

CHINA INTELLIGENT LIGHTING AND ELECTRONICS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I.          FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Balance Sheets
(In US Dollars)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,985,929	$469,341
Trade receivables, net	15,522,110	13,424,362
VAT refundable	440,914	168,765
Inventories, net	4,813,522	3,923,533
Prepaid expenses and other receivables	3,516	-
Advances to suppliers	1,981,302	2,369,134
Restricted cash	440,619	352,051
Total current assets	34,187,912	20,707,186
Property and equipment, net	3,270,076	3,450,745
Total Assets	$37,457,988	$24,157,931

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable - trade	$3,061,842	$3,579,095
Accrued liabilities and other payable	777,239	1,224,359
Customer deposits	128,330	148,757
Corporate tax payable	314,310	372,275
Short-term loan	1,380,607	938,802
Total current liabilities	5,662,328	6,263,288

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, 0 shares outstanding at June 30, 2010
and December 31, 2009	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
13,243,704 and 7,097,748 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	1,324	710
Additional paid-in capital	12,478,997	1,389,163
Accumulated other comprehensive income	725,548	716,048
Statutory reserves	2,201,627	2,201,627
Retained earnings (unrestricted)	16,388,164	13,587,095
Total stockholders' equity	31,795,660	17,894,643
Total Liabilities and Stockholders' Equity	$37,457,988	$24,157,931

The accompanying notes are an integral part of these consolidated financial statements.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$18,525,743	$13,786,730	$33,382,936	$25,774,167
Cost of Goods Sold	(14,256,597)	(10,607,920)	(25,715,249)	(20,057,787)
Gross Profit	4,269,146	3,178,810	7,667,687	5,716,380

General and administrative
Selling expenses	745,095	669,079	1,371,949	1,220,040
General and administrative	761,563	440,950	2,095,410	661,392
Research and development	472,056	259,586	752,782	363,791
Total operating expenses	1,978,714	1,369,615	4,220,141	2,245,223
Income from operations	2,290,432	1,809,195	3,447,546	3,471,157

Other income (expenses):
Interest income	1,623	(1,061)	1,862	-
Interest expense	(18,674)	(9,530)	(30,716)	(9,530)
Total other (expenses) income	(17,051)	(10,591)	(28,854)	(9,530)

Income before income taxes	2,273,381	1,798,604	3,418,692	3,461,627
Income taxes	(343,744)	(251,614)	(617,623)	(455,209)
Net income	$1,929,637	$1,546,990	$2,801,069	$3,006,418

Earnings per share - basic	$0.19	$0.22	$0.28	$0.42

Weighted-average shares outstanding, basic	10,327,275	7,097,748	9,918,050	7,097,748

Earnings per share - diluted	$0.18	$0.22	$0.28	$0.42

Weighted-average shares outstanding, diluted	10,602,684	7,097,748	10,104,222	7,097,748

The accompanying notes are an integral part of these consolidated financial statements.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the six months ended June 30, 2010
(Unaudited)
(In US Dollars)

				Accumulated
			Additional	Other		Retained	Total
	Common Stock		Paid-in	Comprehensive	Statutory	Earnings	Stockholders'
	Share	Amount	Capital	Income	Reserves	(Unrestricted)	Equity

Balance at December 31, 2009	7,097,748	$710	$1,389,163	$716,048	$2,201,627	$13,587,095	$17,894,643
Retention of 1,418,001 shares held by original SRKP 22 shareholders	1,418,001	142	(142)	-	-	-	-

Issuance of 1,377,955 shares at $2.54 per share in private placement, net of offering costs	1,377,955	137	3,000,845	-	-	-	3,000,982
Issuance of 3,350,000 shares at $3.00 per share in the public offering, net of offering costs	3,350,000	335	8,089,131	-	-	-	8,089,466
Foreign currency translation adjustment	-	-	-	9,500	-	-	9,500
Net income for the six months ended June 30, 2010	-	-	-	-	-	2,801,069	2,801,069
Balance at June 30, 2010	13,243,704	$1,324	$12,478,997	$725,548	$2,201,627	$16,388,164	$31,795,660

The accompanying notes are an integral part of these consolidated financial statements.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
 (Unaudited)
(In US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income	$1,929,637	$1,546,990	$2,801,069	$3,006,418

Other comprehensive income, net of tax:

Unrealized gain on foreign currency translation	43,868	(38,671)	9,500	(51,399)

Comprehensive income	$1,973,505	$1,508,319	$2,801,569	$2,955,019

The accompanying notes are an integral part of these consolidated financial statements.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In US Dollars)

	For the Six Months Ended
	June 30,
	2010	2009

Cash Flows From Operating Activities

Net income	$2,801,069	$3,006,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	185,212	176,610
Changes in operating assets and liabilities:
Account receivable-trade	(2,080,792)	(4,052,317)
VAT refundable	(271,936)	361,019
Advance to suppliers for purchases	390,824	150,873
Inventories, net	(885,033)	(569,170)
Accounts payable and accrued liabilities	(970,440)	313,410
Customer deposits	(20,615)	(157,381)
Prepaid expense	(3,516)	-
Corporate tax payable	(58,435)	453,749
Net cash provided by (used in) operating activities	(913,662)	(316,789)

Cash Flows From Investing Activities
Purchases of property and equipment	(893)	(81,421)
Restricted cash, net	(88,123)	(350,640)

Net cash used in investing activities	(89,016)	(432,061)

Cash Flows From Financing Activities
Proceeds from loans	1,468,731	1,110,360
Repayments of loans	(1,028,112)	-
Net proceeds of share issuance	11,090,447	-
Net cash provided by financing activities	11,531,066	1,110,360

Effect of exchange rate changes on cash	(11,800)	(12,340)
Net increase in cash and cash equivalents	10,516,588	349,170
Cash and cash equivalents, beginning of period	469,341	264,189
Cash and cash equivalents, end of period	$10,985,929	$613,359

Supplemental disclosure information:
Income taxes paid	$664,473	$-
Interest paid	$30,716	$5,463

The accompanying notes are an integral part of these consolidated financial statements.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

China Intelligent Lighting and Electronics, Inc. (“China Intelligent US”, or “the Company”) (formerly SRKP 22, Inc.) was incorporated under the laws of the State of Delaware on October 11, 2007. China Intelligent US was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.On January 15, 2010, China Intelligent US closed a share exchange transaction pursuant to which it became the 100% parent of China Intelligent Electric Holding Limited (“China Intelligent BVI”) (ii) assumed the operations of China Intelligent BVI and its subsidiaries, and (iii) changed its name from SRKP 2, Inc. to China Intelligent Lighting and Electronics, Inc.

Through its subsidiaries in China, China Intelligent US engages in research, development, assembling, marketing and sales of intelligent lighting products including LED, residential, commercial, outdoor, and municipal engineering lighting products for the domestic and international market.

On June 18, 2010, the Company completed a public offering consisting of 3,350,000 shares of common stock. Rodman & Renshaw, LLC and WestPark Capital, Inc. acted as the underwriters in the public offering.  Shares of common stock were sold to the public at a price of $3.00 per share, for gross proceeds of approximately $10.05 million.  Compensation for Rodman & Renshaw, LLC and WestPark Capital, Inc.’s services included discounts and commissions of $1,155,750, among them, $904,500 was paid for the commission and $251,250 was paid for the allowance and roadshow expenses of approximately of $10,000.  The underwriters also received a warrant to purchase 167,500 shares of common stock at an exercise price of $3.60 per share.  The warrant, which has a term of five years, is not exercisable until at least one-year from the date of issuance.   The warrant also carries registration rights.  We also incurred audit fees of approximately $135,000, legal counsel fees (excluding blue sky fees) of $572,000 and NYSE Amex listing fees and various other directed related fees of approximately $110,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by Company as described in Note 2 of the notes to consolidated financial statements included in the Annual Report on Form S-1/A. The unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three- and six-month periods ended June 30, 2010 are not indicative of the results that may be expected for the full year ending December 31, 2010.

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

Certain amounts in the consolidated financial statements for the prior years have been reclassified to confirm to the presentation of the current year for the comparative purposes.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

e.	Foreign currency translation

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	6.81720	6.84088
Six month ended June 30, 2009	6.84463	6.82268
Six month ended June 30, 2010	6.80860	6.83474

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	7.75477	7.75218
Six month ended June 30, 2009	7.75194	7.75254
Six month ended June 30, 2010	7.78470	7.77167

F.	Recently issued accounting pronouncements

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

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – INVENTORIES

Inventories include raw material and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs. Inventories consist of the following:

	June 30,	December 31,
	2010	2009
Raw material	$2,408,807	$1,921,099
Finished goods	2,404,715	2,002,434
Inventories	$4,813,522	$3,923,533

NOTE 4 – RELATED PARTIES TRANSACTIONS

Lease Agreements

In 2008, the Company signed a lease agreement with NIVS (HZ) Audio & Video Tech Co. Ltd. (“NIVS HZ.”) According to the lease agreement, the monthly rent will be RMB 25,000 per month from July 1, 2008 to June 30, 2010.

Rental expenses paid to NIVS HZ are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
NIVS HZ	$10,957	$10,993	$21,915	$21,986
Total	$10,957	$10,993	$21,915	$21,986

In 2010, the Company renewed the lease agreement with NIVS HZ for another three years. According to the new lease agreement, the monthly rent will remain at RMB 25,000 per month from July 1, 2010 to June 30, 2013.

NOTE 5 - SHORT TERM LOAN

On April 16, 2009, the Company obtained a one year term loan of RMB 8,000,000 (approximately $1,169,000) from Pudong Development Bank ("PDB") bearing interest at the prevailing prime rate (approximately 5.4%). Pursuant to the loan contract, the monthly payment is RMB 200,000 plus monthly interest.

In April 2010, the Company paid off this loan and obtained a new loan of RMB 10,000,000 (approximately $1,467,000) from the same bank. This new loan is a one year term loan bearing interest at the prevailing prime rate (approximately 5.8%). Pursuant to the loan contract, the monthly payment is RMB 300,000 plus monthly interest.

The above loans were part of a package of loans PDB made to 6 different companies unrelated to the Company where each of the companies cross guarantee each other’s loans.  In the event of one company defaulting on its loan, the other companies are required to pay a penalty based on the percentage of the defaulted loan to PDB.  Additionally, each company was required to deposit a specific percentage of the loan amount it received in an account held at PDB to be used as collateral for the loans.  The Company currently deposited RMB 3,000,000 (approximately $440,619) in the bank account recorded as restricted cash. The cross guarantee is limited to the restricted cash held at the bank. The Company, based upon its review of the loans, believes there is only a remote chance of any of the companies defaulting on these loans and has not set up a reserve for any possible loss for this transaction.

As of June 30, 2010, the Company had $1,380,607 loan payable to Pudong Development Bank.

NOTE 6 - INCOME TAX AND VARIOUS TAXES

China Intelligent is registered in BVI and pays no taxes.

Hyundai HK is a holding company registered in Hong Kong and has no operating profit for tax liabilities.

The Company’s subsidiary – Hyundai HZ as a manufacturing enterprise established in Huizhou, PRC, was entitled to a preferential Enterprise Income Tax (”EIT”) rate. Hyundai HZ had applied for foreign investment Enterprise title, and the application had been approved by the local government Hyundai HZ had a tax holiday of 2 years 100% exemption starting from the first profitable year, and followed by 3 years of 50% tax deduction.  As of June 30, 2010 and December 31,2009, the Company had tax payable of $314,310 and $372,275, respectively. During second quarter of 2010 and 2009, cash paid income taxes of $664,473  and $0, respectively.

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

The provision for taxes on earnings consisted of:

	Six month ended
	June 30,	June 30,
Current income taxes expenses:	2010	2009
PRC Enterprises Income Taxes	$617,623	$455,209

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Six month ended
	June 30,	June 30,
	2010	2009
PRC preferential enterprise income tax	25%	25%
Tax holiday and relief granted to the subsidiary	-12.5%	-12.5%
Permanent differences related to other expenses	5.6%	0.7%
Provision for income tax	$18.1%	$13.2%

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

NOTE 7 – PRIVATE PLACEMENT

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

NOTE 8 – PUBLIC OFFERING

On June 18, 2010, the Company completed a public offering pursuant to which the Company sold an aggregate of 3,350,000 shares of common stock at $3.00 per share.   As a result, the Company received gross proceeds in the amount of approximately $10.05 million.  Rodman & Renshaw, LLC (“Rodman & Renshaw”) and WestPark Capital, Inc. (“WestPark Capital”) were paid an underwriting commission equal to 9% of the gross proceeds from the financing and a 2.5% non-accountable expense allowance.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 - COMMON STOCK WARRANTS AND OPTIONS

Warrants

Since the inception of China Intelligent US, the shareholders of SRKP 22 held an aggregate of 3,548,196 warrants. Immediately prior to the closing of the share exchange on January 15, 2010, the shareholders agreed and canceled an aggregate of 2,757,838 warrants. Immediately after the Share Exchange and the cancellation, the shareholders held an aggregate of 790,358 warrants.

In June 2010, China Intelligent US completed a public offering of its commons stock and issued a warrant to purchase 167,500 shares at an exercise price of $3.60 per share. The warrant has 5 year term and is not exercisable until at least one year from the date of issuance.

Immediately prior to the closing of the public offering on June 18, 2010, the shareholders of those 790,358 warrants agreed to cancel an amount of 350,000 warrants and immediately after the public offering and the cancellation, the shareholders held an aggregate of 440,358 warrants.

No warrants were exercised or cancelled during the six months ended June 30, 2010.

Stock Options

On May 5, 2010, in connection with the appointment of Mr. Kui (Kevin) Jiang as the Company’s Chief Financial Officer, the Company agreed to grant Mr. Jiang options to purchase 25,000 shares of the common stock of the Company at $3.00 per share. The grant was made on June 17, 2010.   As of June 30, 2010, a total of 833 options were vested.

NOTE 10 - REVENUE AND GEOGRAPHIC INFORMATION

The geographic information for revenue is as follows:

	Six Month Ended
	June 30, 2010	June 30, 2009
China & Hong Kong	$31,845,503	$22,052,904
Other Asian countries	1,157,858	2,502,300
North America	-	546,073
Australia	93,750	28,297
Europe	-	644,593
Others	285,815	-
Total	$33,382,926	$25,774,167

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn adversely affecting demand for our products; our reliance on our major customers for a large portion of our net sales; our ability to develop and market new products; our ability to raise additional capital to fund our operations; our ability to accurately forecast amounts of supplies needed to meet customer demand; market acceptance of our products; exposure to product liability and defect claims; fluctuations in the availability of raw materials and components needed for our products; protection of our intellectual property rights; changes in the laws of the PRC that affect our operations; inflation and fluctuations in foreign currency rates and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described elsewhere in this report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

Through Hyundai Light, we engage in the design, manufacture, sales and marketing of high-quality Light Emitting Diode (“LED”) lighting products and other products for the household, commercial and outdoor lighting industries.  We operate in the LED lighting business sector, and the core technology of our business is based on the all-solid-state semiconductor white light technology, in addition to general lighting products, sold throughout China and in select international markets.  Our branded products, marketed under the brand-name Hyundai™, have become a recognized brand name in China, which we expect will assist us in growing our business over the course of the next few years.  In July 2010, we renewed our license agreement with our licensor, Hyundai Corporation, and the term of the new agreement is from August 1, 2010 to July 31, 2013.  Additionally, Hyundai Corporation has signed a non-binding memorandum of cooperation effective January 1, 2009 that indicates that Hyundai Corporation intends to renew our license agreement until December 31, 2018.  Because the trademark license agreement prohibits us from selling our Hyundai™ branded products outside of the PRC, our international expansion efforts will primarily be executed through our Original Equipment Manufacturer (OEM) products, which are not directly affected by the Hyundai Corporation trademark license agreement.

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

For the six months ended June 30, 2010 and 2009, we had no customer that accounted for at least 5% of the revenues that we generated. We believe that our diversified customer base assists us in reducing our risk of reliance on any one customer.

Most of our revenues are derived from sales to OEMs, or Original Equipment Manufacturers, followed by sales of Hyundai™ branded products and other products.  The OEM sales are mainly decided by our manufacturing capability and are not affected by the Hyundai Corporation trademark license agreement.  OEMs contract with us to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support.  Our services include engineering, design, materials, management, assembly, testing, distribution, and after-market services.  We believe that we are able to provide quality OEM services that meet unique requirements within customer timeframes, unique styling, product simplicity, price targets, and consistent quality with low defect rates.  As a result of efficiently managing costs and assets, we believe we are able to offer our customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM's own manufacturing operation. OEM sales accounted for approximately 62% and 66% of our revenues for the six months ended June 30, 2010 and 2009, respectively, and sales of products with our Hyundai™ brand products and CINLE products accounted for 38% and 34% of our revenues for the same periods, respectively.  Because the trademark license agreement between us and Hyundai Corporation prohibits us from selling our Hyundai™ branded products outside of the PRC, our international expansion efforts will primarily be executed through our OEM products, which are not directly affected by the Hyundai Corporation trademark license agreement.

Our primary suppliers of raw materials are located in Huizhou, Shenzhen and Zhongshan.  For the six months ended June 30, 2010 and 2009, our top three suppliers accounted for a total of approximately 19.53% and 26.45% of our raw material purchases for the respective periods.  These suppliers are unrelated parties.  Other than these suppliers, no other supplier accounted for more than 10% of our total purchases in these periods. Presently, our relationships with our suppliers are good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.  However, due to our dependence on a small number of suppliers for certain raw materials, we could experience delays in development and/or the ability to meet our customer demand for new products. Moreover, we may purchase quantities of supplies and materials from time to time that are greater than required by customer orders to secure more favorable pricing, delivery or credit terms.  These purchases can expose us to losses from cancellation costs, inventory carrying costs or inventory obsolescence, and hence adversely affect our business and operating results.

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

Companies in our industry are under pressure to develop new designs and product innovations to support changing consumer tastes and regulatory requirements.  We have engaged in research and development activities and we believe that substantial additional research and development activities are necessary to allow us to offer technologically-advanced products in the long term. We expect that our research and development budget will significantly increase as we attempt to create new products and as we have access to additional working capital to fund these activities.  We intend to use approximately one-fourth of the net public offering proceeds for research and development focused on LED technologies and an additional one-half of the net public offering proceeds for expansion of our manufacturing and production of LED components. However, research and development and investments in new technology are inherently speculative and commercial success depends on many factors including technological innovation, novelty, service and support, and effective sales and marketing.   We may not achieve significant revenue from new product and service investments for a number of years, if at all. As a result, we may not achieve significant revenue from these investments for a number of years, if at all.

Recent Events

June 2010 Stock-Based Compensation

On May 5, 2010, in connection with the appointment of Mr. Kui (Kevin) Jiang as our Chief Financial Officer, we agreed to grant Mr. Jiang options to purchase 25,000 shares of the common stock of the Company at $3.00 per share. The grant was made on June 17, 2010, the pricing date of the public offering. The options will expire on June 17, 2015, provided, however, that Mr. Jiang remains continuously employed by us during the applicable five-year period. The options will vest in equal installments every three months over a period of 12 months, and a total of 833 options were vested as of June 30, 2010.

June 2010 Public Offering

In June 2010, we completed a public offering consisting of 3,350,000 shares of our common stock. Rodman and Renshaw, LLC (“Rodman”) and WestPark Capital, Inc. (“WestPark” and together with Rodman, the “Underwriters”) acted as co-underwriters in the public offering.  Our shares of common stock were sold to the public at a price of $3.00 per share, for gross proceeds of approximately $10.1 million.  Compensation for the Underwriters’ services included discounts and commissions of $904,500, a $251,250 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $572,000.  The Underwriters also received warrants to purchase an aggregate of 167,500 shares of our common stock at an exercise price of $3.60 per share.  The warrants, which have a term of five years, are not exercisable until 180 days after the date of effectiveness or commencement of sales of our public offering in June 2010.   The warrants also carry registration rights.

May 2010 Reverse Stock Split

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

January 2010 Share Exchange and Private Placement

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

On January 15, 2010, concurrently with the close of the Share Exchange, we conducted a private placement transaction (the “Private Placement”) pursuant to which we sold an aggregate of 1,377,955 shares of common stock at $2.54 per share.   As a result, we received gross proceeds in the amount of approximately $3.5 million.  WestPark Capital, Inc. was paid a placement agent commission equal to 8% of the gross proceeds from the financing and a 4% non-accountable expense allowance.  We are also retaining WestPark Capital, Inc. for a period of six months following the closing of the Private Placement to provide us with financial consulting services for which we will pay WestPark Capital, Inc. $6,000 per month.

Results of Operations

The following table sets forth information from our statements of income for the three and six months ended June 30, 2010 and 2009 (unaudited) in dollars and as a percentage of revenue:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2010		2009		2010		2009
	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)
	(all amounts are in thousands except percentages)

Revenue	$18,526	100.0%	$13,787	100.0%	$33,383	100.0%	$25,774	100.0%
Cost of Goods Sold	(14,257)	-77.0%	(10,608)	-76.9%	(25,715)	-77.0%	(20,058)	-77.8%
Gross Profit	4,269	23.0%	3,179	23.1%	7,668	23.0%	5,716	22.2%

General and administrative
Selling expenses	744	4.0%	668	4.8%	1,372	4.1%	1,220	4.7%
General and administrative	762	4.1%	441	3.2%	2,095	6.3%	661	2.6%
Research and development	472	2.5%	260	1.9%	753	2.3%	364	1.4%
Total operating expenses	1,978	10.6%	1,369	9.9%	4,220	12.7%	2,245	8.7%
Income from operations	2,291	12.4%	1,810	13.2%	3,448	10.3%	3,471	13.5%

Other income (expenses):
Interest income	2	0.0%	(1)	0.0%	2	0.0%	-	0.0%
Interest expense	(19)	-0.1%	(10)	-0.1%	(31)	-0.1%	(10)	0.0%
Total other expenses	(17)	-0.1%	(11)	-0.1%	(29)	-0.1%	(10)	0.0%

Income before income taxes	2,274	12.3%	1,799	13.1%	3,419	10.2%	3,461	13.5%
Income taxes	(344)	-1.9%	(252)	-1.8%	(618)	-1.9%	(455)	-1.8%
Net income	$1,930	10.4%	$1,547	11.3%	$2,801	8.3%	$3,006	11.7%

Three months ended June 30, 2010 and 2009

Revenues were $18.53 million for the three months ended June 30, 2010, an increase of $4.74 million, or 34.37%, compared to $13.79 million for the same period in 2009. The increase in revenue was attributed mainly to the increase in sales of household lighting products, which resulted from the expansion of our market and sales volume. Additionally, growth of the lighting industry, greater recognition of our company’s brand products due to our recent listing on the NYSE Amex and our lighting tradeshow held in Guangzhou, China, and the expansion of our manufacturing capacity and sales channels have been material drivers of our revenue growth.

Cost of sales were $14.26 million for the three months ended June 30, 2010, an increase of $3.65 million, or 34.40% compared to $10.61 million for the same period in 2009. The increase of costs of sales was primarily a result of an increase in sales. As a percentage of net revenue, cost of sales for the three months ended June 30, 2010 and 2009 was 76.96% and 76.94%, respectively.

Gross profit for the three months ended June 30, 2010 was $4.27 million, or 23.04% of revenues, compared to $3.18 million, or 23.06% of revenues, for the comparable period in 2009. Management considers gross profit to be a key performance indicator in managing our business. We believe that the average gross profit rate in our industry is between 20 to 25%, which will be influenced by various factors, such as cost of sales, product mix, size of the manufacturer and product demand.

Selling expenses, which mainly include wages and commissions, advertising, promotion and exhibition expenses, freighting expenses and related travel expenses, were $0.74 million for the three months ended June 30, 2010, an increase of $0.07 million, or 10.45%, compared to $0.67 million for the same period in 2009. The increase was primarily due to an increase in wages and freighting expenses, which primarily resulted from an increase in sales. We expect that our selling expenses will be at approximately 5% of our sales.

Research and development expenses were approximately $0.47 million for the three months ended June 30, 2010, an increase of approximately $0.21 million, or 80.77%, compared to $0.26 million for the same period in 2009. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect our research and development expenses to increase as we intend to increase our research and development efforts to enable us to manufacture wider lines of products. We intend to use approximately one-quarter of the net proceeds from our recently completed public offering in June, 2010 for research and development focused on LED technologies and an additional one-half for expansion of our manufacturing and production of LED components. However, research and development and investments in new technology are inherently speculative and commercial success depends on many factors including technological innovation, novelty, service and support, and effective sales and marketing. As a result, we may not achieve significant revenue from these investments for a number of years, if at all.

General and administrative expenses, which include wages, office expenses, lease and rental expenses, depreciation expenses and professional fees, were $0.76 million for the three months ended June 30, 2010, an increase of $0.32 million, or 72.73%, compared to $0.44 million for the same period in 2009. The increase was primarily due to accounting, legal, consulting and other fees and expenses in the amount of approximately $0.4 million related to the public offering that we closed on June 18, 2010. We expect our general and administrative expenses to increase as a result of professional fees incurred resulting from being a publicly reporting company in the United States.

Interest expenses were approximately $19,000 and $10,000 for the three months ended June 30, 2010 and 2009, respectively. The increase was due to a new short term bank loans with a higher interest rate obtained commencing in April 2010.

Provision for income tax for the three months ended June 30, 2010 was approximately $0.34 million, as compared to $0.25 million for the comparable period in 2009. The increase was primarily due to the higher volume of sales.

Net income was $1.93 million for the three months ended June 30, 2010, an increase of $0.38 million, or 24.52%, compared to $1.55 million for the same period in 2009.

Six months ended June 30, 2010 and 2009

Revenues were $33.38 million for the six months ended June 30, 2010, an increase of $7.61 million, or 29.53%, compared to $25.77 million for the same period in 2009. The increase in revenue was attributed mainly to the increase in sales of household lighting products, which resulted from the expanding of our market and sales volume. Additionally, growth of the lighting industry, greater recognition of our company’s brand products due to our recent listing on the NYSE Amex and our lighting tradeshow held in Guangzhou, China, and the expansion of our manufacturing capacity and sales channels have been material drivers of our revenue growth.

Cost of sales were $25.72 million for the six months ended June 30, 2010, an increase of $5.66 million, or 28.22% compared to $20.06 million for the same period in 2009. The increase of costs of sales was primarily a result of an increase in sales. As a percentage of net revenue, cost of sales for the six months ended June 30, 2010 and 2009 was 77.05% and 77.84%, respectively.

Gross profit for the six months ended June 30, 2010 was $7.67 million, or 22.98% of revenues, compared to $5.72 million, or 22.20% of revenues, for the comparable period in 2009.

Selling expenses were $1.37 million for the six months ended June 30, 2010, an increase of $0.15 million, or 12.3%, compared to $1.22 million for the same period in 2009. The increase was primarily due to an increase in wages, commissions and freighting expenses, which primarily resulted from an increase in sales.

Research and development expenses were approximately $0.75 million for the six months ended June 30, 2010, an increase of approximately $0.39 million, or 108.33%, compared to $0.36 million for the same period in 2009. We believe that our focus on research and development contributed to the increase in our total sales.

General and administrative expenses were $2.10 million for the six months ended June 30, 2010, an increase of $1.44 million, or 218.18%, compared to $0.66 million for the same period in 2009. The increase was primarily due to those nonrecurring fees of accounting, legal, consulting and other fees and expenses in the amount of approximately $1.0 million related to the shares exchange and private placements we closed in January 2010 and similar fees and expenses in the amount of approximately $0.4 million related to a public offering that we completed in June 2010. We expect our general and administrative expenses to increase going forward as a result of professional fees incurred resulting from being a publicly reporting company in the United States.

Interest expenses were approximately $31,000 and $10,000 for the six months ended June 30, 2010 and 2009, respectively. The increase was due to a new short term bank loans with a higher interest rate obtained commencing in April 2010.

Provision for income tax for the six months ended June 30, 2010 was approximately $0.62 million, as compared to $0.46 million for the comparable period in 2009. The increase was primarily due to the higher volume of sales.

Net income was $2.80 million for the six months ended June 30, 2010, a decrease of $0.21 million, or 7.0%, compared to $3.01 million for the same period in 2009. The decrease was primarily due to the nonrecurring expenses related to the shares exchange, private placement and the public offering, which were all closed during the first six months of 2010.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $11.0 million as of June 30, 2010, as compared to approximately $0.47 million as of December 31, 2009. The increase primarily due to the net proceeds of approximately $3 million and $7.68 million we raised from the private placements closed in January 2010 and a public offering closed in June 2010, respectively. Our funds are kept in financial institutions located in China, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

In April 2009, we obtained a one-year term loan of approximately $1.2 million from Pudong Development Bank. In April 2010, we paid off this loan and obtained a new loan from the same bank. This new loan is a one year term loan of RMB 10,000,000 (approximately $1,467,000) bearing interest at the prevailing prime rate (approximately 5.8%). Pursuant to the loan contract, the monthly payment is RMB 300,000 plus monthly interest and the balance will be repaid in April 2011. As of June 30, 2010, the loan balance due to Pudong Development Bank was approximately $1.38 million. In connection with the loan, we also entered into a guarantee agreement with the bank and six different companies pursuant to which all of the companies, including us, cross guarantee each others’ loans. According to the terms of the guarantee, in the event one company defaults on its loan, the other companies are required to pay a penalty to the bank based on the percentage of the defaulted loan such that the bank can recoup its losses on the defaulted loan through such penalty. Additionally, we and the other companies were required to deposit 30% of its respective loan amount in an account held at the bank to be used as collateral for the loans, guarantee, and any potential penalty that may result from another company’s default. We currently deposited RMB 3,000,000, or approximately $440,619, in the bank and accounted for it as restricted cash as of June 30, 2010. Our cross guarantee under the loan is limited to the restricted cash held at the bank.

On January 15, 2010, we received gross proceeds of approximately $3.5 million in the closing of a private placement transaction (the “Private Placement”). Pursuant to Subscription Agreements entered into with the investors, we sold an aggregate of 1,377,955 shares of common stock at $2.54 per share. The placement agent, WestPark Capital, Inc. was paid a commission equal to 8% of the gross proceeds from the financing and a 4% non-accountable expense allowance. We are also retaining WestPark Capital, Inc. for a period of six months following the closing of the Private Placement to provide us with financial consulting services for which we will pay WestPark Capital, Inc. $6,000 per month.

In connection with the Share Exchange that closed concurrently with the Private Placement, we paid a total of $600,000 to acquire the SRKP 22, Inc. shell corporation, where such fee consisted of $350,000 paid to WestPark Capital, Inc., which is the placement agent in the Private Placement, and $250,000 paid to a third party unaffiliated with China Intelligent BVI, Hyundai Light, or WestPark Capital, Inc. in connection with the third party’s services as an advisor to the Company, including assisting in preparations for the share exchange and the Company’s listing of securities in the United States. In addition, we paid a $140,000 success fee to WestPark Capital, Inc. for services provided in connection with the Share Exchange and we reimbursed WestPark Capital, Inc. $80,000 for expenses related to due diligence.

On June 18, 2010, we raised a total amount of $10.05 million funds from public offering consisting of 3,350,000 shares of common stock at $3.00 per share. The underwriters, Rodman & Renshaw LLC and WestPark Capital, were paid a commission equal to 9% of the gross proceeds from the financing and a 2.5% non-accountable expense allowance.

Our trade receivables have been an increasingly significant portion of our current assets, representing $15.5 million and $13.4 million as of June 30, 2010 and December 2009, respectively. The increase primarily due to the rapid growth of sales and the portion of credit sales increased as well. If customers responsible for a significant amount of trade receivables were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these trade receivables, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on trade receivables could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

As of June 30, 2010, inventories amounted to $4.81 million, compared to inventories of $3.92 million as of December 31, 2009.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds were $43,185 and $0 for the six months ended June 30, 2010 and 2009, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

Net cash used in operating activities was $0.91 million for the six months ended June 30, 2010, compared to net cash used in operating activities of $0.32 million for the same period ended June 30, 2009. The increase of $0.59 million was primarily attributable to the decrease in net income, which was primarily due to fees and expenses related to our share exchange transaction and public offering, in addition to the reduction in our inventories and accounts payable and increase in trade receivables.

Net cash used in investing activities amounted to approximately $0.09 million and $0.43 million for six months ended June 30, 2010 and 2009, respectively. The decrease of cash used in investing activities was primarily due to a short term loan was paid off in April 2010 and the related restricted cash was received.

Net cash provided by financing activities amounted to $11.5 million for the six months ended June 30, 2010, compared to $1.11 million for the six months ended June 30, 2009. The increase in cash provided was the result of net proceeds from private placement and the public offering that we conducted in January 2010 and June 2010, respectively.

Based upon our present plans, we believe that our working capital together with cash flow from funds available to us through financing will be sufficient to fund our capital needs for at least the next 12 months. We raised approximately $3 million and $7.68 million from the private placement and the public offering, respectively that we closed in January and June 2010. We intend to use approximately one-quarter of the net proceeds from the public offering for research and development focused on LED technologies and an additional one-half for expansion of our manufacturing and production of LED components. Although we have used cash in operations in the first half of 2010, we hope that we can improve our cash converted cycle in providing us additional funds going forward, which will be mainly dependent on our ability to shorten our DOS as well as to achieve anticipated levels of revenue, while continuing to control costs. Therefore, we believe that we will have sufficient cash available to fund our operations in the next 12 months. After 12 months, we may need to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of inventories, and allowance for doubtful accounts. Actual results could differ from these estimates. Periodically, we review all significant estimates and assumptions affecting the financial statements and record the effect of any necessary adjustments.

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Registration Statement on Form S-1/A. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-1/A. Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Registration Statement on Form S-1/A with the SEC on June 16, 2010.

Trade receivables

Trade receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed. Generally, the aging of invoice is from 30 days to 120 days except for contracts with specified payment dates. For any unpaid invoices over the payment date and as a result of bankruptcy or other unforeseen circumstances, we adjust the bad debts for trade receivables. Approximately 12% and 14% of our trade receivables were over sixty days old as of June 30, 2010 and December 31, 2009, respectively, and 0% and 1% of our trade receivables were over ninety days old as of June 30, 2010 and December 31, 2009, respectively. We carry a high volume of trade receivables as a result of increased customer purchases on credit, in addition to our rapid expansion and increase in sales in recent years.

We have specific provisions for evaluating bad debts every quarter. We adjust the valuation allowance balance for trade receivables per quarter as a result of the aging of invoices. We estimate the valuation allowance for anticipated uncollectible receivable balances based on historical experience and current economic climate. The allowance for bad debts on trade receivables reflects management’s best estimate of probable losses determined principally on the basis of historical experience. The allowance for bad debt is determined primarily on the basis of management’s best estimate of probable losses, including specific allowances for known troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for bad debt. When facts subsequently become available to indicate that the amount provided as the allowance to date has been inadequate, an adjustment to the estimate is made at that time. Allowance for doubtful accounts were $0 as of June 30, 2010 and December 31, 2009.

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

We do not provide warranty for the products sold to customers since the majority of the customers are wholesalers and distributors. We specify the delivery terms (usually 30 days after the order is placed) and the liability for breach of the contract. If we cannot fulfill the order terms, the customers have the right to recoup their deposit. If the products delivered do not meet the quality specifications or need to be reworked, we are responsible for the rework and the related expenses. If the customers decided to rework the products themselves, we will compensate its customers for the expenses incurred. We did not incur any costs related to breach of contract or product quality issues for sales for the six months ended June 30, 2010 and for the year ended December 31, 2009.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during the second quarter of the fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.              OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock. There have been no material revisions to the “Risk Factors” as set forth in our Quarterly Report on Form 10-Q for the first quarter of 2010 as filed with the SEC on May 17, 2010.

ITEM 2.              UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.              REMOVED AND RESERVED

None.

ITEM 5.              OTHER INFORMATION

On July 12, 2010, one of the Company's subsidiaries, Hyundai Light and Electric (Huizhou) Co., Ltd. (“Hyundai Light”), extended its Trademark License Agreement (the “Agreement”) with Hyundai Corporation (“Hyundai”) pursuant to which Hyundai granted us a license to use the trademark of “HYUNDAI” in connection with manufacturing, selling, and marketing wiring accessories and lighting products (the “Licensed Products”) within the People’s Republic of China.  The Agreement contains three terms, with the first term from August 1, 2010 to July 31, 2011, the second term from August 1, 2011 to July 31, 2012, and the third term from August 1, 2012 to July 31, 2013. Any additional term or renewal of the Agreement is contingent upon further written agreement of the parties.

The description of the Agreement set forth herein is a summary of the principal terms of the Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.  Pursuant to the Agreement, during each term, Hyundai Light is required to pay Hyundai a minimum royalty, and Hyundai Light is not permitted to sell or distribute any product similar to or in competition with the Licensed Products. The Agreement also sets forth minimum sales amounts for the Licensed Products for each term.  The Agreement provides for Hyundai Light’s payment of a running royalty payment to Hyundai in the event that our aggregate sales during a term exceeds the minimum sales amount for that term in an amount equal to the specified running royalty rate multiplied by the amount the actual aggregate sales exceeds the minimum sales amount. The Agreement also requires Hyundai Light to provide Hyundai with sales and marketing reports for the Licensed Products for certain periods and contains other customary general provisions, including provisions related to a prohibition of assignment or sub-licensing, confidentiality, indemnification, and the scope of our use of Hyundai’s trademark. Under the Agreement, Hyundai may terminate the Agreement for, among other reasons, failure to pay the royalties or failure to rectify any injury to the brand image of Hyundai’s trademark within 30 days of receipt of written notification of such injury. The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the exhibit hereto which is incorporated by reference.

On August 11, 2010, the Company issued a press release announcing the execution of the Agreement.  A copy of the press release is attached to this Form 10-Q as Exhibit 99.1.

ITEM 6.              EXHIBITS

(a)       Exhibits

Exhibit Number	Description of Document
10.1*	Trademark License Agreement dated July 12, 2010 entered into by and between Hyundai Corporation and Hyundai Light and Electric (Huizhou) Co., Ltd.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Press Release regarding Hyundai Trademark License Agreement dated August 11, 2010.

*
The Registrant has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.  The Registrant has filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Commission’s review of the application in accordance with Rule 24b-2.

**
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

China Intelligent Lighting and Electronics, Inc.

Dated: August 12, 2010	/s/	Li Xuemei
	By:	Li Xuemei
	Its:	Chairman of the Board and Chief Executive Officer