Form 10-Q
period 2010-09-30
China Intelligent Lighting & Electronics, Inc.
filed 2010-11-08
CIK 1421525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 13,684,026 as of November 8, 2010.

CHINA INTELLIGENT LIGHTING AND ELECTRONICS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

INDEX

				Page
Part I	Financial Information			3

	Item 1.	Financial Statements		3

		a)	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3

		b)	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4

		c)	Consolidated Statement of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2010 (Unaudited)	6

		d)	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	6

		e)	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5

		f)	Notes to Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		20

	Item 4.	Controls and Procedures		20

Part II	Other Information			21

	Item 1.	Legal Proceedings		21

	Item 1A.	Risk Factors		21

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds		21

	Item 3.	Default Upon Senior Securities		21

	Item 4.	Removed and Reserved		21

	Item 5.	Other Information		21

	Item 6.	Exhibits		22

Signatures				23

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Balance Sheets
 (In US Dollars)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$11,046,445	$469,341
Trade receivables, net	20,605,328	13,424,362
VAT refundable	-	168,765
Inventories, net	5,280,440	3,923,533
Prepaid expenses and other receivables	23,626	-
Advances to suppliers	1,425,130	2,369,134
Restricted cash	449,100	352,051
Total current assets	38,830,069	20,707,186
Property and equipment, net	3,373,785	3,450,745
Total Assets	$42,203,854	$24,157,931

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable - trade	$4,981,584	$3,579,095
Accrued liabilities and other payable	967,546	1,224,359
Customer deposits	100	148,757
Corporate tax payable	327,024	372,275
Short-term loan	1,272,450	938,802
Total current liabilities	7,548,704	6,263,288

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
0 shares outstanding at September 30, 2010
and December 31, 2009, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
13,684,026 and 7,097,748 shares issued and outstanding at September 30, 2010
and December 31, 2009, respectively	1,368	710
Additional paid-in capital	12,478,953	1,389,163
Accumulated other comprehensive income	1,231,496	716,048
Statutory reserves	2,201,627	2,201,627
Retained earnings (unrestricted)	18,741,706	13,587,095
Total stockholders' equity	34,655,150	17,894,643
Total Liabilities and Stockholders' Equity	$42,203,854	$24,157,931

The accompanying notes are an integral part of these consolidated financial statements.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Statements of Income
(In US Dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$20,247,215	$14,835,291	$53,630,151	$40,609,458
Cost of Goods Sold	(15,567,682)	(11,450,416)	(41,282,931)	(31,508,203)
Gross Profit	4,679,533	3,384,875	12,347,220	9,101,255

General and administrative
Selling expenses	938,169	735,707	2,310,118	1,955,747
General and administrative	462,175	152,826	2,557,585	814,218
Research and development	561,896	262,887	1,314,678	626,678
Total operating expenses	1,962,240	1,151,420	6,182,381	3,396,643
Income from operations	2,717,293	2,233,455	6,164,839	5,704,612

Other income (expenses):
Interest income	242	5,947	2,104	5,947
Interest expense	(20,119)	(18,004)	(50,835)	(27,534)
Total other expenses	(19,877)	(12,057)	(48,731)	(21,587)

Income before income taxes	2,697,416	2,221,398	6,116,108	5,683,025
Income taxes	(343,874)	(258,361)	(961,497)	(713,570)
Net income	$2,353,542	$1,963,037	$5,154,611	$4,969,455

Earnings per share - Basic	$0.17	$0.28	$0.46	$0.70

Weighted-average shares outstanding, Basic	13,483,029	7,097,748	11,119,435	7,097,748

Earnings per share - Diluted	$0.17	$0.28	$0.46	$0.70

Weighted-average shares outstanding, Diluted	13,483,029	7,097,748	11,119,435	7,097,748

The accompanying notes are an integral part of these consolidated financial statements.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In US Dollars)

	For the Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities

Net income	$5,154,611	$4,969,455
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	283,062	266,825
Changes in operating assets and liabilities:
Account receivable-trade	(6,905,306)	(7,640,361)
VAT refundable	172,230	300,667
Advance to suppliers for purchases	992,653	(1,304,349)
Inventories, net	(1,276,340)	(205,667)
Accounts payable and accrued liabilities	1,047,041	2,509,162
Customer deposits	(151,712)	1,491
Prepaid expense	(23,626)	-
Corporate tax payable	(52,895)	714,008
Net cash used in operating activities	(760,282)	(388,769)

Cash Flows From Investing Activities
Purchases of property and equipment	(137,809)	(119,440)
Restricted cash	(89,820)	(352,032)
Net cash used in investing activities	(227,629)	(471,472)

Cash Flows From Financing Activities
Proceeds from loans	1,496,999	1,173,000
Repayments of loans	(1,182,629)	(146,240)
Net proceeds of share issuances	11,090,448	-
Net cash provided by financing activities	11,404,818	1,026,760

Effect of exchange rate changes on cash	160,197	(23,688)
Net increase in cash and cash equivalents	10,577,104	142,831
Cash and cash equivalents, beginning of period	469,341	264,189
Cash and cash equivalents, end of period	$11,046,445	$407,020

Supplemental disclosure information:
Income taxes paid	$1,013,596	$-
Interest paid	$50,835	$27,534

The accompanying notes are an integral part of these consolidated financial statements.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the nine months ended September 30, 2010
(In US Dollars)

				Accumulated
			Additional	Other		Retained	Total
	Common Stock		Paid-in	Comprehensive	Statutory	Earnings	Stockholders'
	Share	Amount	Capital	Income	Reserves	(Unrestricted)	Equity
Balance at December 31, 2009	7,097,748	$710	$1,389,163	$716,048	$2,201,627	$13,587,095	$17,894,643
Retention of 1,418,001 shares by original SRKP 22 shareholders	1,418,001	142	(142)	-	-	-	-
Issuance of 1,377,955 shares at $2.54 per share in private placement, net of offering costs	1,377,955	137	3,000,845	-	-	-	3,000,982
Issuance of 3,350,000 shares at $3.00 per share in public offering, net of offering costs	3,350,000	335	8,089,131	-	-	-	8,089,466
Issuance of 440,322 shares upon cashless exercise of 440,358 warrants at $0.0002 per share	440,322	44	(44)	-	-	-	-
Foreign currency translation adjustment	-	-	-	515,448	-	-	515,448
Net income for the nine months ended September 30, 2010 (Unaudited)	-	-	-	-	-	5,154,611	5,154,611
Balance at September 30, 2010 (Unaudited)	13,684,026	$1,368	$12,478,953	$1,231,496	$2,201,627	$18,741,706	$34,655,150

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In US Dollars)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$2,353,542	$1,963,037	$5,154,611	$4,969,455

Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	505,948	27,370	515,448	(24,029)

Comprehensive income	$2,859,490	$1,990,407	$5,670,059	$4,945,426

The accompanying notes are an integral part of these consolidated financial statements.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

China Intelligent Lighting and Electronics, Inc. (“China Intelligent US”, or “the Company”) (formerly SRKP 22, Inc.) was incorporated under the laws of the State of Delaware on October 11, 2007. China Intelligent US was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 15, 2010, China Intelligent US closed a share exchange transaction pursuant to which it became the 100% parent of China Intelligent Electric Holding Limited (“China Intelligent BVI”) (ii) assumed the operations of China Intelligent BVI and its subsidiaries, and (iii) changed its name from SRKP 2, Inc. to China Intelligent Lighting and Electronics, Inc.

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

On May 12, 2010, the Company conducted a 1-for-2 reverse stock split (“Reverse Stock Split”) by filing the amendment to its Certificate of Incorporation with the Secretary of the State of Delaware.   The reverse stock split was approved by the Company’s Board of Directors and shareholders on March 30, 2010.  All references to number of shares and per share amounts included in this report give effect to the Reverse Stock Split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by Company as described in Note 2 of the notes to consolidated financial statements included in the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 16, 2010. The unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three- and nine-month periods ended September 30, 2010 are not indicative of the results that may be expected for the full year ending December 31, 2010.

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

e.	Foreign currency translation

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	6.81720	6.84088
Nine months ended September 30, 2009	6.81756	6.82175
Nine months ended September 30, 2010	6.68002	6.79810

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	7.75477	7.75218
Nine months ended September 30, 2009	7.75194	7.75014
Nine months ended September 30, 2010	7.75795	7.77061

f.	Recently issued accounting pronouncements

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
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 3 – INVENTORIES

Inventories include raw material and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs. Inventories consist of the following:

	September 30,	December 31,
	2010	2009
Raw material	$2,734,019	$1,921,099
Finished goods	2,546,421	2,002,434
Inventories	$5,280,440	$3,923,533

NOTE 4 – RELATED PARTY TRANSACTIONS

Lease Agreements

In 2008, the Company signed a lease agreement with NIVS (HZ) Audio & Video Tech Co. Ltd. (“NIVS HZ.”) According to the lease agreement, the monthly rent will be RMB 25,000 per month from July 1, 2008 to June 30, 2010.

Rental expenses paid to NIVS HZ are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
NIVS HZ	$11,183	$10,997	$33,098	$32,983
Total	$11,183	$10,997	$33,098	$32,983

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

The above loans were part of a package of loans PDB made to 6 different companies unrelated to the Company where each of the companies cross guarantee each other’s loans.  In the event of one company defaulting on its loan, the other companies are required to pay a penalty based on the percentage of the defaulted loan to PDB.  Additionally, each company was required to deposit a specific percentage of the loan amount it received in an account held at PDB to be used as collateral for the loans.  The Company currently deposited RMB 3,000,000 (approximately $449,100) in the bank account recorded as restricted cash. The cross guarantee is limited to the restricted cash held at the bank. The Company, based upon its review of the loans, believes there is only a remote chance of any of the companies defaulting on these loans and has not set up a reserve for any possible loss for this transaction.

As of September 30, 2010, the Company had $1,272,450 loan payable to Pudong Development Bank.

China Intelligent Lighting and Electronics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 6 - INCOME TAX AND VARIOUS TAXES

China Intelligent is registered in BVI and pays no taxes.

Hyundai HK is a holding company registered in Hong Kong and has no operating profit for tax liabilities.

The Company’s subsidiary – Hyundai HZ as a manufacturing enterprise established in Huizhou, PRC, was entitled to a preferential Enterprise Income Tax (”EIT”) rate. Hyundai HZ had applied for foreign investment Enterprise title, and the application had been approved by the local government Hyundai HZ had a tax holiday of 2 years 100% exemption starting from the first profitable year, and followed by 3 years of 50% tax deduction.  The 50% tax deduction expires after 2011.  As of September 30, 2010 and December 31, 2009, the Company had tax payable of $327,024 and $372,275, respectively. During the third quarter of 2010 and 2009, cash paid income taxes totaled $1,013,596 and $0, respectively.

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

The provision for taxes on earnings consisted of:

	Three months ended		Nine months ended
Current income taxes expenses:	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
PRC Enterprises Income Taxes	$343,874	$258,361	$961,497	$713,570

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
PRC preferential enterprise income tax	25%	25%	25%	25%
Tax holiday and relief granted to the subsidiary	-12.5%	-12.5%	-12.5%	-12.5%
Permanent differences related to other expenses	0.2%	-0.9%	3.2%	0.1%
Provision for income tax	12.7%	11.6%	15.7%	12.6%

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
NOTE 7 – SALES OF SECURITIES

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

NOTE 8 - COMMON STOCK WARRANTS AND OPTIONS

Warrants

Since the inception of China Intelligent US, the shareholders of SRKP 22 held an aggregate of 3,548,196 warrants. Immediately prior to the closing of the share exchange on January 15, 2010, the shareholders agreed and canceled an aggregate of 2,757,838 warrants. Immediately after the Share Exchange and the cancellation, the shareholders held an aggregate of 790,358 warrants. Immediately prior to the closing of the public offering on June 18, 2010, the holders of the 790,358 warrants agreed to cancel 350,000 warrants and immediately after the public offering and the cancellation, the shareholders held an aggregate of 440,358 warrants.  On August 13, 2010, 440,322 warrants were cashless exercised with $0.0002 exercise price per share and an aggregate of 36 shares has been issued for being paid for the exercise price resulted in no cash involved.

In June 2010, China Intelligent US completed a public offering of its common stock and issued warrants to purchase a total of 167,500 shares at an exercise price of $3.60 per share to the underwriters of the public offering. The warrants have a 5-year term and are not exercisable until at least one year from the date of issuance.

Stock Options

On May 5, 2010, in connection with the appointment of Mr. Kui (Kevin) Jiang as the Company’s Chief Financial Officer, the Company agreed to grant Mr. Jiang options to purchase 25,000 shares of the common stock of the Company at $3.00 per share.  The grant was made on June 17, 2010.  The options vest in equal installments every three months over a period of 12 months.    As of September 30, 2010, a total of 7,083 options were vested. The compensation cost of the vested 7,083 options is $19,469.

NOTE 9 - REVENUE AND GEOGRAPHIC INFORMATION

The geographic information for revenue is as follows:

	Nine Months Ended
	September 30, 2010	September 30, 2009
China & Hong Kong	$52,084,444	$36,812,457
Other Asian countries	1,164,099	1,188,994
North America	0	546,439
Australia	94,256	28,301
Europe	0	651,244
Others	287,352	1,382,023
Total	$53,630,151	$40,609,458

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the nine months ended September 30, 2010 and 2009, we had no customer that accounted for at least 5% of the revenues that we generated. We believe that our diversified customer base assists us in reducing our risk of reliance on any one customer.

Most of our revenues are derived from sales to OEMs, or Original Equipment Manufacturers, followed by sales of Hyundai™ branded products and other products.  The OEM sales are mainly decided by our manufacturing capability and are not affected by the Hyundai Corporation trademark license agreement.  OEMs contract with us to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support.  Our services include engineering, design, materials, management, assembly, testing, distribution, and after-market services.  We believe that we are able to provide quality OEM services that meet unique requirements within customer timeframes, unique styling, product simplicity, price targets, and consistent quality with low defect rates.  As a result of efficiently managing costs and assets, we believe we are able to offer our customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM's own manufacturing operation. OEM sales accounted for approximately 63% and 67% of our revenues for the nine months ended September 30, 2010 and 2009, respectively, and sales of products with our Hyundai™ brand products and CINLE products accounted for 37% and 33% of our revenues for the same periods, respectively.  Because the trademark license agreement between us and Hyundai Corporation prohibits us from selling our Hyundai™ branded products outside of the PRC, our international expansion efforts will primarily be executed through our OEM products, which are not directly affected by the Hyundai Corporation trademark license agreement.

Our primary suppliers of raw materials are located in Huizhou, Shenzhen and Zhongshan.  For the nine months ended September 30, 2010 and 2009, our top three suppliers accounted for a total of approximately 19.66% and 20.04% of our raw material purchases for the respective periods.  These suppliers are unrelated parties.  Other than these suppliers, no other supplier accounted for more than 10% of our total purchases in these periods. Presently, our relationships with our suppliers are good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.  However, due to our dependence on a small number of suppliers for certain raw materials, we could experience delays in development and/or the ability to meet our customer demand for new products. Moreover, we may purchase quantities of supplies and materials from time to time that are greater than required by customer orders to secure more favorable pricing, delivery or credit terms.  These purchases can expose us to losses from cancellation costs, inventory carrying costs or inventory obsolescence, and hence adversely affect our business and operating results.

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

Results of Operations

The following table sets forth information from our statements of income for the three and nine months ended September 30, 2010 and 2009 (unaudited) in dollars and as a percentage of revenue:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2010		2009		2010		2009
	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)
	(all amounts are in thousands except percentages)
Revenue	$20,247	100.0%	$14,835	100.0%	$53,630	100.0%	$40,609	100.0%
Cost of Goods Sold	(15,568)	76.9%	(11,450)	77.2%	(41,283)	77.0%	(31,508)	77.6%
Gross Profit	4,679	23.1%	3,385	22.8%	12,347	23.0%	9,101	22.4%

General and administrative
Selling expenses	938	4.6%	736	5.0%	2,310	4.3%	1,956	4.8%
General and administrative	462	2.3%	153	1.0%	2,557	4.8%	814	2.0%
Research and development	562	2.8%	263	1.8%	1,315	2.5%	627	1.5%
Total operating expenses	1,962	9.7%	1,152	7.8%	6,184	11.5%	3,397	8.4%
Income from operations	2,717	13.4%	2,233	15.1%	6,165	11.5%	5,704	14.0%

Other income (expenses):
Interest income	0	0.0%	6	0.0%	2	0.0%	6	0.0%
Interest expense	(20)	0.0%	(18)	0.0%	(51)	0.0%	(27)	0.0%
Total other expenses	(20)	0.0%	(12)	0.0%	(49)	0.0%	(21)	0.0%

Income before income taxes	2,697	13.3%	2,221	15.0%	6,116	11.4%	5,683	14.0%
Income taxes	(344)	1.7%	(258)	1.8%	(961)	1.8%	(714)	1.8%
Net income	$2,353	11.6%	$1,963	13.2%	$5,155	9.6%	$4,969	12.2%

Three months ended September 30, 2010 and 2009

Revenues were $20.25 million for the three months ended September 30, 2010, an increase of $5.41 million, or 36.46%, compared to $14.84 million for the same period in 2009. The increase in revenue was attributed mainly to the increase in sales of household lighting products, which resulted from the expansion of our market and sales volume. Additionally, growth of the lighting industry, greater recognition of our company’s brand products due to our recent listing on the NYSE Amex and our lighting tradeshow held in Guangzhou, China, and the expansion of our manufacturing capacity and sales channels have been material drivers of our revenue growth.

Cost of sales were $15.57 million for the three months ended September 30, 2010, an increase of $4.12 million, or 35.98%, compared to $11.45 million for the same period in 2009. The increase of costs of sales was primarily a result of an increase in sales.  As a percentage of net revenue, cost of sales for the three months ended September 30, 2010 and 2009 was 76.89% and 77.16%, respectively.

Gross profit for the three months ended September 30, 2010 was $4.68 million, or 39.05% of revenues, compared to $3.39 million, or 22.82% of revenues, for the comparable period in 2009. Management considers gross profit to be a key performance indicator in managing our business. We believe that the average gross profit rate in our industry is between 20 to 25%, which will be influenced by various factors, such as cost of sales, product mix, size of the manufacturer and product demand.

Selling expenses, which mainly include wages and commissions, advertising, promotion and exhibition expenses, freighting expenses and related travel expenses, were $0.94 million for the three months ended September 30, 2010, an increase of $0.20 million, or 27.03%, compared to $0.74 million for the same period in 2009. The increase was primarily due to an increase in wages and freighting expenses, which primarily resulted from an increase in sales. We expect that our selling expenses will be at approximately 5% of our sales.

Research and development expenses were approximately $0.56 million for the three months ended September 30, 2010, an increase of approximately $0.30 million, or 115.38%, compared to $0.26 million for the same period in 2009. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect our research and development expenses to increase as we intend to increase our research and development efforts to enable us to manufacture wider lines of products. We intend to use approximately one-quarter of the net proceeds from our recently completed public offering in June, 2010 for research and development focused on LED technologies and an additional one-half for expansion of our manufacturing and production of LED components. However, research and development and investments in new technology are inherently speculative and commercial success depends on many factors including technological innovation, novelty, service and support, and effective sales and marketing. As a result, we may not achieve significant revenue from these investments for a number of years, if at all.

General and administrative expenses, which include wages, office expenses, lease and rental expenses, depreciation expenses and professional fees, were $0.46 million for the three months ended September 30, 2010, an increase of $0.31 million, or 206.67%, compared to $0.15 million for the same period in 2009. The increase was primarily due to professional fees, investor relationships and travel expenses incurred resulting from being a publicly reporting company in the United States.

Interest expenses were approximately $20,000 and $18,000 for the three months ended September 30, 2010 and 2009, respectively. The increase was due to a new short term bank loans with a higher interest rate obtained commencing in April 2010.

Provision for income tax for the three months ended September 30, 2010 was approximately $0.34 million, as compared to $0.26 million for the comparable period in 2009. The increase was primarily due to the higher volume of sales.

Net income was $2.35 million for the three months ended September 30, 2010, an increase of $0.39 million, or 19.90%, compared to $1.96 million for the same period in 2009.

Nine months ended September 30, 2010 and 2009

Revenues were $53.63 million for the nine months ended September 30, 2010, an increase of $13.02 million, or 32.06%, compared to $40.61 million for the same period in 2009. The increase in revenue was attributed mainly to the increase in sales of household lighting products, which resulted from the expanding of our market and sales volume. Additionally, growth of the lighting industry, greater recognition of our company’s brand products due to our recent listing on the NYSE Amex and our lighting tradeshow held in Guangzhou, China, and the expansion of our manufacturing capacity and sales channels have been material drivers of our revenue growth.

Cost of sales were $41.28 million for the nine months ended September 30, 2010, an increase of $9.77 million, or 31.00% compared to $31.51 million for the same period in 2009. The increase of costs of sales was primarily a result of an increase in sales. As a percentage of net revenue, cost of sales for the nine months ended September 30, 2010 and 2009 was 76.97% and 77.59%, respectively.

Gross profit for the nine months ended September 30, 2010 was $12.35 million, or 23.03% of revenues, compared to $9.10 million, or 22.41% of revenues, for the comparable period in 2009.

Selling expenses were $2.31 million for the nine months ended September 30, 2010, an increase of $0.35 million, or 17.86%, compared to $1.96 million for the same period in 2009. The increase was primarily due to an increase in wages, commissions and freighting expenses, which primarily resulted from an increase in sales.

Research and development expenses were approximately $1.31 million for the nine months ended September 30, 2010, an increase of approximately $0.68 million, or 107.94%, compared to $0.63 million for the same period in 2009. We believe that our focus on research and development contributed to the increase in our total sales.

General and administrative expenses were $2.56 million for the nine months ended September 30, 2010, an increase of $1.75 million, or 216.05%, compared to $0.81 million for the same period in 2009. The increase was primarily due to those nonrecurring fees of accounting, legal, consulting and other fees and expenses in the amount of approximately $1.0 million related to the shares exchange and private placements we closed in January 2010 and similar fees and expenses in the amount of approximately $0.4 million related to a public offering that we completed in June 2010 as well as professional fees, investor relationships and travel expenses incurred resulting from being a publicly reporting company in the United States.

Interest expenses were approximately $51,000 and $28,000 for the nine months ended September 30, 2010 and 2009, respectively. The increase was due to a new short term bank loans with a higher interest rate obtained commencing in April 2010.

Provision for income tax for the nine months ended September 30, 2010 was approximately $0.96 million, as compared to $0.71 million for the comparable period in 2009. The increase was primarily due to the higher volume of sales.

Net income was $5.15 million for the nine months ended September 30, 2010, an increase of $0.18 million, or 3.62%, compared to $4.97 million for the same period in 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $11.05 million as of September 30, 2010, as compared to approximately $0.47 million as of December 31, 2009. The increase was primarily due to the net proceeds of approximately $3 million and $7.68 million we raised from the private placements closed in January 2010 and a public offering closed in June 2010, respectively. Our funds are kept in financial institutions located in China, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

In April 2009, we obtained a one-year term loan of approximately $1.2 million from Pudong Development Bank. In April 2010, we paid off this loan and obtained a new loan from the same bank. This new loan is a one year term loan of RMB 10,000,000 (approximately $1,467,000) bearing interest at the prevailing prime rate (approximately 5.8%). Pursuant to the loan contract, the monthly payment is RMB 300,000 plus monthly interest and the balance will be repaid in April 2011. As of September 30, 2010, the loan balance due to Pudong Development Bank was approximately $1.27 million. In connection with the loan, we also entered into a guarantee agreement with the bank and six different companies pursuant to which all of the companies, including us, cross guarantee each others’ loans. According to the terms of the guarantee, in the event one company defaults on its loan, the other companies are required to pay a penalty to the bank based on the percentage of the defaulted loan such that the bank can recoup its losses on the defaulted loan through such penalty. Additionally, we and the other companies were required to deposit 30% of its respective loan amount in an account held at the bank to be used as collateral for the loans, guarantee, and any potential penalty that may result from another company’s default. We currently deposited RMB 3,000,000, or approximately $449,100, in the bank and accounted for it as restricted cash as of September 30, 2010. Our cross-guarantee under the loan is limited to the restricted cash held at the bank.

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

Our trade receivables have been an increasingly significant portion of our current assets, representing $20.61 million and $13.42 million as of September 30, 2010 and December 31, 2009, respectively. The increase primarily due to the rapid growth of sales and the portion of credit sales increased as well. If customers responsible for a significant amount of trade receivables were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these trade receivables, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on trade receivables could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

As of September 30, 2010, inventories amounted to $5.28 million, compared to inventories of $3.92 million as of December 31, 2009.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds were $46,099 and $0 for the nine months ended September 30, 2010 and 2009, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

Net cash used in operating activities was $0.76 million for the nine months ended September 30, 2010, compared to net cash used in operating activities of $0.39 million for the same period ended September 30, 2009. The increase of $0.37 million was primarily attributable to the increase in accounts receivable and inventory.

Net cash used in investing activities amounted to approximately $0.23 million and $0.47 million for nine months ended September 30, 2010 and 2009, respectively.  The decrease of cash used in investing activities was primarily due to a short term loan was paid off in April 2010 and the related restricted cash was received.

Net cash provided by financing activities amounted to $11.40 million for the nine months ended September 30, 2010, compared to $1.03 million for the nine months ended September 30, 2009. The increase in cash provided was the result of net proceeds from private placement and the public offering that we conducted in January 2010 and June 2010, respectively and net proceeds from a short term loan.

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

Trade receivables

Trade receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed. Generally, the aging of invoice is from 30 days to 120 days except for contracts with specified payment dates. For any unpaid invoices over the payment date and as a result of bankruptcy or other unforeseen circumstances, we adjust the bad debts for trade receivables. Approximately 25 % and 14% of our trade receivables were over sixty days old as of September 30, 2010 and December 31, 2009, respectively, and 0.2% and 1% of our trade receivables were over ninety days old as of September 30, 2010 and December 31, 2009, respectively. We carry a high volume of trade receivables as a result of increased customer purchases on credit, in addition to our rapid expansion and increase in sales in recent years.

We have specific provisions for evaluating bad debts every quarter. We adjust the valuation allowance balance for trade receivables per quarter as a result of the aging of invoices. We estimate the valuation allowance for anticipated uncollectible receivable balances based on historical experience and current economic climate. The allowance for bad debts on trade receivables reflects management’s best estimate of probable losses determined principally on the basis of historical experience. The allowance for bad debt is determined primarily on the basis of management’s best estimate of probable losses, including specific allowances for known troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for bad debt. When facts subsequently become available to indicate that the amount provided as the allowance to date has been inadequate, an adjustment to the estimate is made at that time. Allowance for doubtful accounts were $0 as of September 30, 2010 and December 31, 2009.

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

We do not provide warranty for the products sold to customers since the majority of the customers are wholesalers and distributors. We specify the delivery terms (usually 30 days after the order is placed) and the liability for breach of the contract. If we cannot fulfill the order terms, the customers have the right to recoup their deposit. If the products delivered do not meet the quality specifications or need to be reworked, we are responsible for the rework and the related expenses. If the customers decided to rework the products themselves, we will compensate its customers for the expenses incurred. We did not incur any costs related to breach of contract or product quality issues for sales for the nine months ended September 30, 2010 and for the year ended December 31, 2009.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during the third quarter of the fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION

Item 2.02 Results of Operations and Financial Condition.

On November 8, 2010, the Company issued a press release announcing its financial results for the third quarter ended September 30, 2010. A copy of the November 8, 2010 press release is attached to this Quarterly Report on Form 10-Q as Exhibit 99.1 and the information therein is incorporated herein by reference.

Item 7.01 Regulation FD Disclosure.

The information under Item 2.02, above, is incorporated herein by reference.

The information reported under Items 2.02 and 7.01 in this Quarterly Report on Form 10-Q, including Exhibit 99.1 attached hereto, shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”) or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

ITEM 6. EXHIBITS

(a)       Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 8, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Intelligent Lighting and Electronics, Inc.

Dated: November 8, 2010		/s/ Li Xuemei
	By:	Li Xuemei
	Its:	Chairman of the Board and Chief Executive Officer